Form 10-K
period 2021-12-31
PERPETUA RESOURCES CORP.
filed 2022-03-18
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 001-39918

PERPETUA RESOURCES CORP.

(Exact name of Registrant as specified in its Charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	N/A (IRS Employer Identification No.)

405 S. 8th Street, Ste 201 Boise, Idaho (Address of principal executive offices)	83702 (Zip code)

Registrant’s telephone number, including area code: (208) 901-3060

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, without par value	PPTA	Nasdaq

Securities registered pursuant to Section 12(g) of the Act: Common Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter 2021, was $379,454,445.

The registrant had 62,971,859 common shares outstanding as of March 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders, to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

EXPLANATORY NOTE

Unless the context otherwise indicates, references to the “Company,” “Perpetua Resources,” “Perpetua,” “we,” “us,” or “our” in this Annual Report refer to Perpetua Resources Corp. and its subsidiaries and the “Corporation” refers only to Perpetua Resources Corp.

See the “Glossary of Technical Terms” for more information regarding some of the terms used in this Annual Report.

CURRENCY AND EXCHANGE RATE INFORMATION

Unless otherwise indicated, references herein to “US$”,“$” or “dollars” are expressed in U.S. dollars . References in this Annual Report to Canadian dollars are noted as “C$.” Our consolidated financial statements that are included in this Annual Report are presented in U.S. dollars, unless otherwise stated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report. These factors include, but are not limited to, the following:

●	analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	timing, costs and potential success of future activities on the Company’s properties, including but not limited to development and operating costs in the event that a production decision is made;
●	potential results of exploration, development and environmental protection and remediation activities;
●	future outlook and goals;
●	permitting timelines and requirements, regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	current or future litigation or environmental liability;
●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due;
●	access to capital for future exploration and development plans;
●	global economic, political and social conditions and financial markets;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	loss of our key executives;
●	labor shortages and disruptions;

●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Annual Report.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions as to production rates, operating cost, recovery and metal costs; that any additional financing needed will be available on reasonable terms; the exchange rates for the U.S. and Canadian currencies will be consistent with the Company’s expectations; that the current exploration, development, environmental other objectives concerning the Company’s Stibnite Gold Project (the “Project” or “Stibnite Gold Project”) can be achieved and that the Company’s other corporate activities will proceed as expected; that the formal review process under the National Environmental Policy Act (“NEPA”) (including a joint review process involving the United States Forest Service (“USFS” or “Forest Service”), the State of Idaho and other agencies and regulatory bodies) as well as the public comment period and environmental impact statements will proceed in a timely manner and as expected; that the progression of the litigation involving the Nez Perce Tribe will proceed in a timely manner and as expected; that the current price and demand for gold and other metals will be sustained or will improve; that general business and economic conditions will not change in a materially adverse manner and that all necessary governmental approvals for the planned exploration, development and environmental protection activities on the Project will be obtained in a timely manner and on acceptable terms; and that the continuity of economic and political conditions and operations of the Company will be sustained.

These risks are not exhaustive. Because of these risks and other uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this Annual Report. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the effects of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under applicable securities laws. We qualify all of our forward-looking statements by these cautionary statements.

GLOSSARY OF TECHNICAL TERMS

Conversion Factors

To Convert From	To	Multiply By
Feet	Metres (m)	0.305
Metres	Feet (ft)	3.281
Miles	Kilometres (km)	1.609
Kilometres	Miles	0.6214
Hectares	Acres (ac)	2.471
Grams	Ounces (Troy) (oz)	0.03215
Grams/Tonnes	Ounces (Troy)/Short Ton (oz/ton)	0.02917
Tonnes (metric)	Pounds (lbs)	2,205
Tonnes (metric)	Short Tons (st)	1.1023
Grams	Ounces (Troy) (oz)	0.03215

The following is a glossary of certain terms used in this Annual Report:

Assay means, in economic geology, to analyze the proportions of metal in a rock or overburden sample; to test an ore or mineral for composition, purity, weight or other properties of commercial interest.

CERCLA means Comprehensive Environmental Response, Compensation, and Liability Act, referenced informally as “Superfund.”

CIM means the Canadian Institute of Mining, Metallurgy and Petroleum.

Deposit means a mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures; such a deposit does not qualify as a commercially mineable ore body or as containing ore reserves, until final legal, technical, and economic factors have been resolved.

g/t Au means grams of gold per metric tonne of material.

Grade means the amount of valuable metal in each tonne of ore, expressed as grams per tonne (g/t) for precious metals and as percent (%) for antimony.

km means kilometre(s).

m means metre(s) (equivalent to 3.281 feet).

M means million.

Mineralization means the concentration of metals and their chemical compounds within a body of rock.

Mineral Reserve or mineral reserve means an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Mineral Resource or mineral resource means a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Ore means a mineral reserve of sufficient value as to quality and quantity to enable it to be mined at a profit.

Ounce or oz means a troy ounce or twenty penny weights or 480 grains and is equivalent to 31.1035 grams.

Oz/t or oz/st means a troy ounce per short ton.

Plan of Restoration and Operations or PRO for a mining project on National Forest Lands is a summary of activities intended or proposed to occur on federal lands. The PRO provides the Forest Service with a list of the proponents’ contact and legal information, name of mining district or mineralized area, surface disturbance map, description of the type and magnitude of proposed operations, estimated timing of activities, and plans for reclamation of disturbed areas during and following mining related activities.

POx means pressure oxidation.

2016 PRO means the PRO that was filed by the Corporation with the U.S. Forest Service in September 2016.

Sampling means a technique for collecting representative sub-volumes from a larger volume of geological material. The particular sampling method employed depends on the nature of the material being sampled and the kind of information required.

NOTICE REGARDING MINING PROPERTY DISCLOSURE RULES

The material scientific and technical information in respect of the Stibnite Gold Project in this Annual Report, unless otherwise indicated, is based upon information contained in the Technical Report Summary (the “TRS”), dated as of December 31, 2021, developed for the Stibnite Gold Project in accordance with the mining property disclosure rules specified in S-K 1300 (“S-K 1300”) promulgated by the U.S. Securities and Exchange Commission (the “SEC”). The TRS summarizes, in accordance with the mining property disclosure rules specified in S-K 1300, the technical report titled “Stibnite Gold Project, Feasibility Study Technical Report, Valley County, Idaho” dated effective December 22, 2020 and issued January 27, 2021 (the “2020 Feasibility Study”), which was prepared in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). NI 43-101 is a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. These standards differ from the mining property disclosure rules specified in S-K 1300. Accordingly, information concerning mineral deposits from the TRS set forth herein may not be comparable with information made public by companies that report in accordance with NI 43-101.

The technical data and economic conclusions of the TRS and the 2020 Feasibility Study are identical, with minor differences between the reports resulting only from (i) the respective disclosure requirements of S-K 1300 and NI 43-101 and (ii) differences in commodity prices at the respective effective dates. The notable differences are the following:

●	The TRS Mineral Resource estimates were developed based on a gold price of $1,500/oz versus the $1,250/oz gold price assumed for the 2020 Feasibility Study. The change in gold price results from higher trailing average gold prices at the date of preparation for the respective reports.
●	The Measured Mineral Resources in the 2020 Feasibility Study were reclassified to Indicated Mineral Resources in the TRS due to differences in S-K 1300 versus NI 43-101 Mineral Resources classification guidelines.
●	The Proven Mineral Reserves from the 2020 Feasibility Study were reclassified as Probable Mineral Reserves for the TRS resulting from the reclassification of the Measured Mineral Resources to Indicated Mineral Resources due to differences in S-K 1300 versus NI 43-101 Mineral Resources classification guidelines.
●	The TRS is classified as a Preliminary Feasibility level study whereas the 2020 Feasibility Study was classified as a Feasibility level study. This change was driven by the S-K 1300 requirement that a compliant Feasibility level TRS include a capital cost contingency allowance no greater than 10%, whereas the initial capital cost estimate for the 2020 Feasibility Study included a contingency allowance at approximately 15%.

All other technical analyses, design information, capital and operating cost information, economic analyses, permitting and legal assumptions, conclusions and recommendations are consistent between the TRS and the 2020 Feasibility Study. The TRS is filed with the SEC as Exhibit 96.1 to this Annual Report. The 2020 Feasibility Study is available on the Company’s website and under the Company’s profile on the System for Electronic Document Analysis and Retrieval ("SEDAR").

The 2020 Feasibility Study was compiled by M3 Engineering & Technology Corporation (“M3”) in accordance with NI 43-101 under the direction of independent qualified persons (as defined in NI 43-101) (“Independent QPs”).

Independent QPs for the 2020 Feasibility Study include: Richard Zimmerman, SME-RM (onsite and offsite infrastructure, cost estimating and financial modeling) and Art Ibrado, P.E. (mineral processing) with M3; Garth Kirkham, P.Geo. (mineral resources) with Kirkham Geosystems Ltd.; Christopher Martin, C.Eng. (metallurgy) with Blue Coast Metallurgy Ltd.; Grenvil Dunn, C.Eng. (hydrometallurgy) with Hydromet WA (Pty) Ltd.; Chris Roos, P.E. (mineral reserves) and Scott Rosenthal P.E. (mine planning) with Value Consulting, Inc.; and Peter Kowalewski, P.E. (tailings storage facility and closure) with Tierra Group International, Ltd.

The TRS was compiled by M3 in accordance with S-K 1300 promulgated by the SEC under the direction of Independent Qualified Persons (as defined in S-K 1300) (“QPs”). QPs for the TRS include: Richard Zimmerman, SME-RM (onsite and offsite infrastructure, cost estimating, mineral processing, financial modeling) with M3; Garth Kirkham, P.Geo. (mineral resources) with Kirkham Geosystems Ltd.; Christopher Martin, C.Eng. (metallurgy) with Blue Coast Metallurgy Ltd.; Grenvil Dunn, C.Eng. (hydrometallurgy) with Hydromet WA (Pty) Ltd.; Scott Rosenthal P.E. (mine planning and mineral reserves) with Value Consulting, Inc.; and Peter Kowalewski, P.E. (tailings storage facility and closure) with Tierra Group International, Ltd.

All disclosure contained in this Annual Report regarding the mineral reserves and mineral resource estimates and economic analysis on the property is fully qualified by the full disclosure contained in the 2020 Feasibility Study and the TRS.

Information of a scientific or technical nature in this Annual Report has been approved by Christopher Dail, AIPG CPG #10596, Exploration Manager for Perpetua Resources Idaho, Inc. and a qualified person (as defined in NI 43-101 and as defined in S-K 1300).

See also “Cautionary Note Regarding Forward-Looking Statements.”

PART I

Item 1. Business

Overview

The Corporation was incorporated under the Business Corporations Act (British Columbia) on February 22, 2011 under the name “Midas Gold Corp.” The Corporation changed its name to “Perpetua Resources Corp.” on February 15, 2021.

The Corporation’s head office is located at Suite 201 – 405 South 8th Street, Boise, Idaho, U.S.A. 83702 and its registered and records office is located at Suite 400 – 725 Granville Street, Vancouver, British Columbia V7Y 1G5.

The Corporation is a development-stage company engaged in acquiring mining properties with the intention of exploring, evaluating and placing them into production, if warranted. Currently, its principal business is the exploration and, if warranted and subject to receipt of required permitting, redevelopment, restoration and operation of the Stibnite Gold Project in Idaho, USA (the "Project" or "Stibnite Gold Project"). The Corporation is currently undertaking an extensive permitting process for redevelopment and restoration of the Project.

Mineral exploration and development are expected to constitute the principal business of the Corporation for the coming years. In the course of realizing its objectives, it is expected the Corporation may enter into various agreements specific to the mining industry, such as purchase or option agreements to purchase mining claims and/or joint venture agreements.

The Corporation’s principal mineral project is the Stibnite Gold Project, which contains several gold, silver and antimony mineral deposits. The Corporation’s current focus is to explore, evaluate and potentially redevelop three of the deposits known as the Hangar Flats Deposit, West End Deposit and Yellow Pine Deposit, all of which are located within the Stibnite Gold Project as well as reprocess certain historical tailings located on the Project. These development activities would be undertaken in conjunction with a major restoration program designed to address impacts related to historical activities in the Project area.

The Corporation’s subsidiaries’ property holdings at the Stibnite Gold Project are comprised of a contiguous package of unpatented federal lode claims, unpatented federal mill sites, patented lode mining claims and patented mill sites.  As of December 31, 2021, this land position encompassed approximately 11,548 hectares held in 1,518 unpatented lode claims and mill sites and patented land holdings. A subsidiary of the Corporation acquired these rights through a combination of purchases and transactions and staking under the 1872 Mining Law and holds a portion under an option agreement. Bureau of Land Management claim rental payments and filings are current as of the date of this filing and the claims are all held in good standing. Normal maintenance and upkeep of the Project infrastructure continued during the year.

Corporate Structure

The following chart shows the intra-corporate relationships between the Corporation and its subsidiaries.

Perpetua Resources Idaho, Inc. (“PRII”) has no ownership interest in the Stibnite Gold Project; rather, it is the operating entity and manages the activities on the Project site. The property holding entity, Idaho Gold Resources Company, LLC (“IGRCLLC”), is the surviving entity in a merger with Stibnite Gold Company (“SGC”) effective June 3, 2021 and is managed pursuant to an operating agreement by PRII. PRII and IGRCLLC are wholly owned by the Corporation.

IGRCLLC holds title to the Yellow Pine, Hangar Flats, and West End deposits, all of the patented mill sites and all of the unpatented federal lode mining claims and unpatented mill sites.

Recent Developments

Perpetua Resources has determined that it no longer qualifies as a “foreign private issuer” as such term is defined in Rule 405 under the Exchange Act. As a result, effective January 1, 2022, the Company is required to, among other things, (i) file periodic reports and registration statements on U.S. domestic issuer forms with the SEC and (ii) comply with U.S. proxy requirements with respect to solicitation materials, including those relating to the Company’s 2022 Annual Meeting of Shareholders.

Permitting and Environmental Matters

Perpetua Resources focuses on the exploration and mining of the Stibnite Gold Project, the reclamation of prior deposits and historical tailings, and the restoration of the area to address historical activities and legacy contamination. Our project is, therefore, subject to a number of environmental regulations, including federal, state, and local laws. Significantly, we are subject to formal review under NEPA and extensive permitting requirements. In 2016, the Forest Service began its formal review of the Stibnite Gold Project under NEPA. The Forest Service completed scoping in 2017 and from late 2020 through 2021, pursuant to the NEPA process, the United States Forest Service and cooperating agencies undertook extensive review of our project and proposed actions through a Draft Environmental Impact Statement. As a result of public comment and continued NEPA review, we anticipate the circulation of a preliminary Supplemental Draft Environmental Impact Statement (“SDEIS”) for cooperating agency review in the second quarter of 2022, with public release shortly thereafter in the third quarter of 2022. We continue to work on obtaining the required ancillary permits during this time.

Our project is subject to ongoing litigation and could face further litigious challenges in the future. To address historical legacy impacts at the site of the Stibnite Gold Project, Perpetua Resources has voluntarily entered into an Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the United States Environmental Protection Agency (the “U.S. EPA”) and the United States Department of Agriculture, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. Finalized on January 15, 2021, the ASAOC provides for a number of time critical removal actions (early cleanup actions) designed to improve water quality in several areas of the site. Upon signing of the ASAOC, the aggregate cost of the obligation was estimated to be approximately $7,473,805. In 2021, the total cost estimate to voluntarily address environmental conditions increased to $12,198,651. As of December 31, 2021, the corresponding environmental liability was estimated to be $9,888,200. See also Note 13 to the Consolidated Financial Statements.

Government and Environmental Regulations

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, disclosure requirements and other matters. Perpetua Resources plans to obtain the licenses, permits or other authorizations currently required to conduct its exploration or development programs and believes that it is currently in material compliances with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States and Idaho. Except as otherwise noted above, we are not subject to any orders or directions with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see section Item 1A, Risk Factors, below.

Our operations are subject to numerous environmental, health, and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations may require us to take precautions with respect to threatened, endangered, or otherwise protected species and their habitat as well as other natural, historical, and cultural resources, perform environmental assessments or impact statements, implement siting and operational programs or best practices to minimize environmental impacts from our operations, perform investigatory remedial obligations, and obtain federal, state, and local permits, licenses, or other approvals. Failure to comply with these laws and regulations may result in the imposition of significant fines or penalties. Additionally, we could experience significant opposition from third parties to our application for such permits or during the administrative agency review and appeal process after the issuance of such permits. Delays or denial of permits, or the imposition of costly and difficult to comply with conditions, may impair the development of our project or curtail our planned operations. The following provides a summary of the more significant environmental, health, and safety laws and regulations which our operations are subject to and for which compliance with may have a material adverse impact on our business.

National Environmental Policy Act

Our project is subject to environmental review under NEPA. The federal law requires agencies to evaluate the environmental impact of their actions that may significantly affect the quality of the environment and can include the granting of a permit or similar authorization for the development of certain projects. As part of the review, agencies are required to consider numerous environmental impacts, such as impacts on air quality, water quality, cultural resources, wildlife, geology, aesthetics, as well as alternatives to the project. The review process can lead to significant delays in approval of such projects and the issuance of the requisite permits which, in turn, can impact both the cost and development of operations. As a result of NEPA review, agencies may decide to deny permits or other support for a project, or condition approvals on certain modifications or mitigation actions. Additionally, authorizations under NEPA are subject to litigation, protest, or appeal, which has the potential to lead to further delays.

Pursuant to NEPA, the United States Forest Service and cooperating agencies undertook extensive review of our project and proposed actions. As a result of this review, an SDEIS is anticipated for public release in the third quarter of 2022.

Comprehensive Environmental Response, Compensation and Liability Act

The site upon which our project is located has significant legacy contamination. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) can impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are statutorily responsible for the release of hazardous substances into the environment. These persons include current owners or operators of a site where a release has occurred. Under CERCLA, such current owners or operators may be subject to strict, joint and several liability for the entire cost of cleaning up hazardous substances and for other expenditures, such as response costs and damage to natural resources. Idaho also has environmental cleanup laws analogous to CERCLA.

Voluntary early cleanup actions can be undertaken pursuant to settlement agreements under CERCLA. We have entered into the ASAOC with the U.S. EPA and the United States Department of Agriculture to conduct a number of timely critical removal actions focused on improving water quality in several areas of the site.

Protection of Species and Habitat

Our operations are subject to several environmental regulations and guidelines regarding various protected species and their habitats and include the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act, alongside similar state laws. These laws impose significant civil and criminal penalties for violations, including injunctions limiting or otherwise prohibiting operations in certain areas where protected species or their habitat is located. The imposition of such restrictions, such as seasonal limitations, may result in additional costs and delays and could impact the feasibility of our project.

Clean Water Act

The Clean Water Act (“CWA”) and other similar federal and state laws and regulations may require us to obtain permits for water discharges or take mitigation actions with respect to loss of wetlands. Additionally, such regulations require us to implement a variety of best management practices to ensure that water quality is protected and the impacts of our operations are minimized. The CWA and analogous laws and regulations provide for administrative, civil and criminal penalties for unauthorized discharges of pollutants in reportable quantities and may impose substantial potential liability for the costs of addressing such discharges.

Mine and Safety Health Administration

Mining operations are regulated by the U.S. Department of Labor’s Mine and Safety Health Administration (“MSHA”) which carries out the provisions of the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006. MSHA enforces the health and safety rules for all U.S, mines and includes mine inspections regarding compliance with applicable laws and regulations. MSHA has the ability to issue citations and orders and assess penalties for health and safety violations.

District Exploration

No drilling was completed during the reporting period. Activities during the reporting period focused on studies to support permitting and design, engineering and environmental studies to support the ongoing activities related to the ASAOC.

Employees

At December 31, 2021, the Corporation had 31 full time employees and 1 part time employee. 29 employees were directly related to the mineral development activities of the Stibnite Gold Project and the remaining 3 employees were focused on executive management and administrative support of the Corporation. A total of 28 employees were employed in Idaho; however, in 2021, most of the Perpetua Resources team continued working remotely, when possible, to support a safer workplace during the COVID-19 pandemic. The Corporation also contracts out certain activities with specific skills to assist with various aspects of the Project.

Competition

The gold exploration and mining business is a competitive business. The Corporation competes with numerous other companies possessing greater financial and technical research resources. Competition is particularly intense with respect to the acquisition of desirable undeveloped gold properties. In addition, we also encounter competition for the hiring of key personnel. This competition could adversely impact our ability to advance the Project, acquire suitable prospects for exploration in the future on terms we consider acceptable, attract necessary capital funding or acquire an interest in additional properties.

Environmental, Social and Governance (“ESG”)

Our commitment to ESG practices is a core part of our business and has been since our inception, as formalized by our ESG Policy. Our operations are guided by responsible and sustainable mining practices and incorporate strong corporate governance values and stakeholder engagement. We engage regularly with key stakeholders and other interested parties, which allows us to better understand their interests, perspectives, and needs. We also believe in both transparency and accountability as key attributes of our governance strategy and seek to deliver information in an open and consistent manner, as denoted by our Environmental, Social Responsibility and Good Governance Report released in 2020. Our commitment to ESG is also incorporated into our conservation principles which govern the development of our Project and, ultimately, our operations.

Both our ESG Policy and our 2020 Environmental, Social Responsibility and Good Governance Report can be found on the Company’s website.

Availability of Raw Materials

The raw materials we require to carry on our business are readily available through normal supply or business contracting channels in the United States and Canada. Historically, we have been able to secure the appropriate equipment and supplies required to conduct our contemplated programs. As a result, we do not believe that we will experience any shortages of required equipment or supplies in the foreseeable future.

Gold Price History

The price of gold is volatile and is affected by numerous factors, all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global and regional gold demand, in addition to international and national political and economic conditions. The following table presents the annual high, low and average daily afternoon London Bullion Market Association (“LBMA”) gold price over the past five calendar years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,271	$1,392
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022 (through March 11)	$2,039	$1,788	$1,860

Data Source: www.kitco.com

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies. These provisions include:

●	an exemption from the auditor attestation requirement in the assessment of the effectiveness of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and
●	reduced disclosure about our executive compensation arrangements.

We will continue to be an emerging growth company until the earliest of:

●	the last day of our fiscal year in which we have total annual gross revenues of $1.07 billion (as such amount is indexed for inflation every five years by the SEC to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest $1 million) or more;
●	the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933 (“Securities Act”);
●	the date on which we have, during the prior three-year period, issued more than $1 billion in non-convertible debt; or
●	the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates (or public float) exceeds $700 million as of the last day of our second fiscal quarter in our prior fiscal year.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our shareholders may be different than what you might receive from other public reporting companies in which you hold equity interests.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including Perpetua, that file electronically with the SEC. We are also subject to requirements of the applicable securities laws of Canada, and documents that we file with the Canadian Securities Administrators may be found at www.sedar.com.

We make available free of charge through our website (www.perpetuaresources.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC or the securities commissions or similar regulatory authorities in Canada. In addition to the reports filed or furnished with the SEC and the securities commissions or similar regulatory authorities in Canada, we publicly disclose information from time to time in our press releases, investor presentations posted on our website and at publicly accessible conferences. Such information, including information posted on or connected to our website, is not a part of, or incorporated by reference in, this Annual Report or any other document we file with or furnish to the SEC or the securities commissions or similar regulatory authorities in Canada.

We have adopted a Code of Conduct and Ethics Policy (the “Code of Conduct”) that applies to our management and to our other employees. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions by posting such information on our website (www.perpetuaresources.com). Our other policies and the charters of our Audit, Compensation and Corporate Governance and Nominating Committees are available on our website. Information on our website is neither part of, nor incorporated into, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Investing in our common shares involves a high degree of risk. An investment in our securities is speculative and involves a high degree of risk due to the nature of our business and the present stage of exploration and development of our mineral properties. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and Part II, Item 7. entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in any documents incorporated in this Annual Report by reference, before deciding whether to invest in our common shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects and could cause them to differ materially from the estimates described in forward-looking statements in this Annual Report. In such an event, the market price of our common shares could decline, and you may lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Certain statements below are forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Risks Related to Our Business

We have no history of commercially producing precious metals from our mineral properties and there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.

The Project is not in production or currently under construction, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development has a high degree of risk and few properties that are explored are ultimately developed into producing mines. The future development of the Project will require obtaining permits and financing and the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including:

●	the need to obtain necessary environmental and other governmental approvals and permits, and the timing and conditions of those approvals and permits;
●	the potential that future exploration and development of mineral claims on or near the Project site may be impacted by litigation and/or consent decrees entered into by previous owners of mineral rights;
●	the availability and cost of funds to finance construction and development activities;
●	the timing and cost, which can be considerable, of the construction of mining and processing facilities as well as other related infrastructure;
●	potential opposition from non-governmental organizations, environmental groups or local groups which may delay or prevent development activities;
●	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
●	the availability and cost of skilled labor and mining equipment; and
●	the availability and cost of appropriate smelting and/or refining arrangements.

The costs, timing and complexities of mine construction and development are increased by the remote location of the Project, with additional challenges related thereto, including access, water and power supply, and other support infrastructure. Cost estimates may increase significantly as more detailed engineering work and studies are completed on a project. New mining operations commonly experience unexpected costs, problems and delays during development, construction, and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that our activities will result in profitable mining operations, or that we will successfully establish mining operations, or profitably produce precious metals at the Project.

In addition, there is no assurance that our mineral exploration activities will result in any discoveries of new ore bodies. If further mineralization is discovered there is also no assurance that the mineralized material would be economical for commercial production. Discovery of mineral deposits is dependent upon a number of factors and significantly influenced by the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon a number of factors which are beyond our control, including the attributes of the deposit, commodity prices, government policies and regulation, and environmental protection requirements.

Perpetua Resources’ future exploration and development efforts may be unsuccessful.

Mineral resource exploration and, if warranted, development, is a speculative business, characterized by a number of significant risks, including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits, which, though present, are insufficient in volume and/or grade to return a profit from production. There is no certainty that the expenditures that have been made and may be made in the future by Perpetua Resources related to the exploration of its properties will result in discoveries of mineralized material in commercially viable quantities.

Most exploration projects do not result in the discovery of commercially viable mineral deposits and no assurance can be given that any particular level of recovery or Mineral Reserves will in fact be realized or that any identified mineral deposit will ever qualify as a commercially viable deposit which can be legally and economically exploited.

Perpetua Resources’ mineral resource and mineral reserve estimates may not be indicative of the actual gold that can be mined.

Assay results from core drilling or reverse circulation drilling can be subject to errors at the laboratory analyzing the drill samples. In addition, reverse circulation or core drilling may lead to samples which may not be representative of the gold or other metals in the entire deposit. Mineral resource and mineral reserve estimates are based on interpretation of available facts and extrapolation or interpolation of data and may not be representative of the actual deposit. In the context of mineral exploration and future development, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There may also be unknown geologic details that have not been identified or correctly appreciated at the current level of delineation in these types of investigations. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining and processing operations. The calculations of amounts of mineralized material within Mineral Resources and Mineral Reserves are estimates only. Actual recoveries of gold and other potential by-products from Mineral Resources and Mineral Reserves may be lower than those indicated by test work. Any material change in the quantity of mineralization, grade, tonnage or stripping ratio, or the price of gold and other potential by-products, may affect the economic viability of a mineral property. In addition, there can be no assurance that the recoveries of gold and other potential by-products in small-scale laboratory tests will be duplicated in larger scale pilot plant tests under on-site conditions or during production. Notwithstanding the results of any metallurgical testing or pilot plant tests for metallurgy and other factors, there remains the possibility that the ore may not react in commercial production in the same manner as it did in testing.

Mining and metallurgy are an inexact science and, accordingly, there always remains an element of risk that a mine may not prove to be commercially viable. Until a deposit is actually mined and processed, the quantity of Mineral Reserves, Mineral Resources and grades must be considered as estimates only. In addition, the determination and valuation of Mineral Reserves and Mineral Resources is based on, among other things, assumed metal prices. Market fluctuations and metal prices may render Mineral Resources and Mineral Reserves uneconomic. Any material change in quantity of Mineral Reserves, Mineral Resources, grade, tonnage, percent extraction of those mineral reserves recoverable by underground mining techniques or stripping ratio for those Mineral Reserves recoverable by open pit mining techniques may affect the economic viability of a mining project, including the Project and any future operations in which Perpetua Resources has a direct or indirect interest. Any or all of these factors may lead to mineral resource and/or mineral reserve estimates being overstated, the mineable gold that can be received from the Project being less than the mineral resource and mineral reserve estimates, and the Project not being a viable project.

If Perpetua Resources’ mineral resource and mineral reserve estimates for the Project are not indicative of actual grades of gold and other potential by-products, Perpetua Resources will have to continue to explore for a viable deposit or cease operations.

Perpetua Resources faces numerous uncertainties in estimating economically recoverable mineral reserves and mineral resources, and inaccuracies in estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

Information concerning our mining properties in Item 2, Properties has been prepared in accordance with the requirements of S-K 1300, which first became applicable to us for the fiscal year ended December 31, 2021. A mineral is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining, processing and selling the mineral. Mineral reserve and mineral resource estimates of the gold, silver and antimony in our mining properties are based on many factors, including engineering, economic and geological data assembled and analyzed by internal staff and third parties, which includes various engineers and geologists, the area and volume covered by mining rights, assumptions regarding extraction rates and duration of mining operations, and the quality of in-place mineral reserves and mineral resources. The mineral reserve and mineral resource estimates as to both quantity and quality are updated from time to time to reflect, among other matters, new data received.

There are numerous uncertainties inherent in estimating quantities and qualities of minerals and costs to mine recoverable mineral reserves and mineral resources, including many factors beyond the Company’s control. Estimates of mineral reserves and mineral resources necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include:

●	Geologic and mining conditions, including the Company’s ability to access certain mineral deposits as a result of the nature of the geologic formations of the deposits or other factors, which may not be fully identified by available exploration data;
●	Demand for the Company’s minerals;
●	Contractual arrangements, operating costs and capital expenditures;
●	Development and reclamation costs;
●	Mining technology and processing improvements;

●	The effects of regulation by governmental agencies;
●	The ability to obtain, maintain and renew all required permits;
●	Employee health and safety; and
●	Perpetua Resources’ ability to convert all or any part of mineral resources to economically extractable mineral reserves.

As a result, actual tonnage recovered from identified mining properties and estimated revenues, expenditures and cash flows with respect to mineral reserves and mineral resources may vary materially from estimates. Thus, these estimates may not accurately reflect the Company’s actual mineral reserves and mineral resources. Any material inaccuracy in estimates related to the Company’s mineral reserves or mineral resources could result in lower than expected revenues, higher than expected costs or decreased profitability and changes in future cash flow, which could materially and adversely affect the Company business, results of operations, financial position and cash flows. Additionally, reserve and resource estimates may be adversely affected in the future by interpretations of, or changes to, the SEC’s property disclosure requirements for mining companies.

Perpetua Resources has a history of net losses and expects losses to continue for the foreseeable future.

We have a history of net losses and we expect to incur net losses for the foreseeable future. The Project has not advanced to the commercial production stage and we have no history of earnings or cash flow from operations. We expect to continue to incur net losses unless and until such time the Project commences commercial production and generates sufficient revenues to fund continuing operations. The development of our mineral properties to achieve production will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, including the progress of ongoing exploration and development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the process of obtaining required government permits and approvals, the availability and cost of financing, the participation of our partners, and the execution of any sale or joint venture agreements with strategic partners. These factors, and others, are beyond our control. There is no assurance that we will be profitable in the future.

We have a limited property portfolio.

At present, our only material mineral property is the interest that we hold in the Project. Unless we acquire or develop additional mineral properties, we will be solely dependent upon this property. If no additional mineral properties are acquired by us, any adverse development affecting our operations and further development at the Project may have a material adverse effect on our financial condition and results of operations.

Our ability to continue the exploration, permitting, development, and construction of the Project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

We have limited financial resources. We will need external financing to develop and construct the Project. According to the TRS, the total initial capital cost estimate for the Project is approximately $1,263 million. These cost estimates may change materially as our studies are updated. Our failure to obtain sufficient financing could result in the delay or indefinite postponement of exploration, development, construction, or production at the Project. The cost and terms of such financing may significantly reduce the expected benefits from development of the Project and/or render such development uneconomic. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable. Our failure to obtain financing could have a material adverse effect on our growth strategy and results of operations and financial condition.

We are subject to NEPA review and may be unable to obtain or retain necessary permits which could adversely affect our operations.

Our mining and exploration development activities are subject to extensive permitting requirements which can be costly to comply with and involve extended timelines. Specifically, we are subject to NEPA review, the process of which is ongoing at this time. Formal review under NEPA is extensive and involves several actions, including public scoping, coordination with cooperating agencies, the release of environmental impact statements followed by public comment, and the issuance of a final record of decision. To the extent there are delays in the NEPA process, such as we are unable to timely obtain a record of decision from the United States Forest Service or fail to obtain requisite ancillary permits, this may adversely impact our operations. Additionally, to the extent that we are granted necessary permits, we may be subject to a number of requirements or conditions including the installation or undertaking of programs to safeguard protected species and their habitat, sites, or otherwise limit the impacts of our operations. Previously obtained permits may be suspended or revoked for a variety of reasons. While we strive to comply with and conclude the NEPA review process, and obtain and comply with all necessary permits and approvals, any failure to do so may have negative impacts upon our business or financial condition, such as increased delays, curtailment of our operations, increased costs, implementation of mitigation or remediation requirements, the potential for litigation or regulatory action, and damage to our reputation.

We are subject to extensive environmental laws and regulations, with which failure to comply may impact our operations.

Our mining, exploration, and development operations are subject to extensive environmental, health, and safety laws and regulations in the jurisdiction in which we operate and include those relating to the discharge and remediation of materials in the environment, waste management, and natural resource protection and preservation. Numerous governmental authorities, such as the U.S. EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued thereunder, oftentimes requiring difficult and costly response actions. Certain environmental laws, such as CERCLA, impose strict, joint and several liability for costs required to remediate and restore sites where hazardous substances have been stored or released, including sites subject to legacy contamination. We may be required to remediate contaminated properties currently owned and operated by us regardless of whether such contamination resulted from our actions or from the conduct of others. Additionally, claims for damages to persons or property, including natural resources, may result from the environmental, health, and safety impacts of our operations.

We may incur substantial costs to maintain compliance with environmental, health, and safety laws and regulations and such costs could increase if existing laws and regulations are revised or reinterpreted or if new laws or regulations become applicable to our operations. Failure to comply with these environmental, health, and safety laws and regulations may result in the imposition of restrictions on our operations, administrative civil or criminal liabilities, injunctions, third-party property damage or personal injury claims, investigatory cleanup or other remedial obligations, or other adverse effects on our business, financial condition, or operations. Current and future legislative and regulatory action could result in changes to operating permits, material changes in operations, and increased capital and operating expenditures, among others.

Our operations are also subject to extensive laws and regulations governing worker health and safety and require us to ensure our employees receive adequate training and guidance to follow applicable environmental, health, and safety policies, procedures, and programs. Failure to comply with applicable legal requirements may cause us to incur significant legal liability, penalties, or fines, result in reputational damage, and negatively impact our employee retention. Our mines will be inspected on a regular basis by government regulators who may issue orders and citations if they believe a violation of applicable mining health and safety laws has occurred. In such cases, we may be subject to fines, penalties, or sanctions, and our operations temporarily shut down. Additionally, future changes in applicable laws and regulations, including more rigorous enforcement, could have an adverse impact on operations and result in increased material expenditures to achieve compliance.

Our operations, including permitting, may be subject to legal challenges which could result in adverse impacts to our business and financial condition.

Our mining, exploration, and development operations, and the permits required for such activities, may be subject to legal challenges at the international, federal, state, and local level by various parties. Such legal challenges may allege non-compliance with laws and regulations. For example, in August 2019, the Nez Perce Tribe filed a complaint in the United States District Court for the District of Idaho alleging our operations violated the Clean Water Act and seeking declaratory and injunctive relief. Following the entry of an ASAOC with the U.S. EPA and the United States Department of Agriculture, the parties agreed to stay the litigation and explore alternative dispute resolution. Legal challenges such as this may result in adverse impacts to our planned operations such as increased defense costs, the performance of additional mitigation, or remedial activities, or significant delays to our Project. We may also be subject to more localized opposition, including efforts by environmental groups, which could attract negative publicity or have an adverse impact on our reputation.

Additionally, our Project is located in a district with significant impacts from legacy mining operations prior to our acquisition of and tenure at the sites. Pursuant to CERCLA, we may be subject to liability and remediation responsibilities as current owners of certain areas of the sites under applicable law, consent decrees or similar agreements.

The implementation of the Administrative Settlement Agreement and Order on Consent may be costly, time and resource intensive, and result in adverse impacts on our planned operations.

The ASAOC with the U.S. EPA and the United States Department of Agriculture requires us to undertake numerous actions over the next several years and pay associated costs for future response activities pursuant to CERCLA. Such actions include site characterization reports, the development of health and safety plans, removal projects, bank stabilization, investigations of underlying baseline conditions, and feasibility evaluations, to name only a few. These actions require us to implement stringent schedules including meetings and approvals from key stakeholders, such as the U.S. EPA and the United States Forest Service, contractor procurement, site preparation, and construction. The implementation of the ASAOC, and the potential for significant deviations and changes to our projected schedules and plans, may result in increased costs and expenditures, affecting the feasibility of our project moving forward. Additionally, compliance with the ASAOC will be time intensive and resource intensive, and may lead to adverse impacts upon on our operations, our financial condition, and our business overall.

Our operations are subject to climate change risks.

Climate change may result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our business. Such physical risks may result in damage to our facilities causing our operations to temporarily slow down or come to a stop.  Moreover, the physical risks associated with climate change could have financial implications for our business, such as increased capital or operating costs, and additional expenditures to maintain or increase the resiliency of our facilities and implement contingency measures.

Increasing attention to ESG matters and conservation measures may adversely impact our business.

Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts and investor and societal expectations regarding voluntary ESG disclosures may result in increased costs and reduced access to capital. While we may announce various voluntary ESG targets in the future, such targets are aspirational. Also, we may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to, as a result of unforeseen costs or technical difficulties associated with achieving such results.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and could impact our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely impact our business.

Perpetua Resources’ title to its mineral properties and its validity may be disputed in the future by others claiming title to all or part of such properties.

The validity of mining rights may, in certain cases, be uncertain and subject to being contested. The Company’s mining rights, claims and other land titles, particularly title to undeveloped properties, may be defective and open to being challenged by governmental authorities and local communities.

Perpetua Resources’ properties consist of various mining concessions in the United States. Under U.S. law, the concessions may be subject to prior unregistered agreements or transfers, which may affect the validity of Perpetua Resources’ ownership of such concessions. A claim by a third party asserting prior unregistered agreements or transfer on any of Perpetua Resources’ mineral properties, especially where commercially viable Mineral Reserves have been located, could adversely result in Perpetua Resources losing commercially viable Mineral Reserves. Even if a claim is unsuccessful, it may potentially affect Perpetua Resources’ current activities due to the high costs of defending against such claims and its impact on senior management’s time. If Perpetua Resources loses a commercially viable Mineral Reserve, such a loss could lower Perpetua Resources’ revenues or cause it to cease operations if this Mineral Reserve represented all or a significant portion of Perpetua Resources’ operations at the time of the loss.

Certain of Perpetua Resources’ properties may be subject to the rights or the asserted rights of various community stakeholders, including federally-recognized tribes. The presence of community stakeholders may also impact on the Corporation’s ability to explore, develop or, in potentially the future, operate its mining properties. In certain circumstances, consultation with such stakeholders may be required and the outcome may affect the Corporation’s ability to explore, develop or operate its mining properties.

Certain of the Company’s mineral rights consist of unpatented mining claims. Unpatented mining claims present unique title risks due to the rules for validity and the opportunities for third-party challenge. These claims are also subject to legal uncertainty.

Perpetua Resources faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and Perpetua Resources may not be able to effectively compete.

The mineral resource industry is intensively competitive in all of its phases, and Perpetua Resources competes with many companies possessing much greater financial and technical research resources. Competition is particularly intense with respect to the acquisition of desirable undeveloped gold properties. The principal competitive factors in the acquisition of such undeveloped properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. Competition could adversely affect Perpetua Resources’ ability to advance the Project or to acquire suitable prospects for exploration in the future on terms it considers acceptable. Increased competition could adversely affect the Corporation’s ability to attract necessary capital funding or acquire an interest in additional properties.

Perpetua Resources depends on key personnel for critical management decisions and industry contacts but does not maintain key person insurance.

Perpetua Resources is dependent on a relatively small number of key personnel, the loss of any of whom could have an adverse effect on the operations of Perpetua Resources. Perpetua Resources’ success is dependent to a great degree on its ability to attract and retain highly qualified management personnel. The loss of any such key personnel, through incapacity or otherwise, would require Perpetua Resources to seek and retain other qualified personnel and could compromise the pace and success of its exploration and permitting activities. Perpetua Resources does not maintain key person insurance in the event of a loss of any such key personnel.

Perpetua Resources does not have a full staff of technical people and relies upon outside consultants to provide critical services.

Perpetua Resources has a relatively small staff and depends upon its ability to hire consultants with the appropriate background and expertise as such persons are required to carry out specific tasks. Perpetua Resources’ inability to hire the appropriate consultants at the appropriate time could adversely impact Perpetua Resources’ ability to advance its exploration and permitting activities. See section Item 1A, Risk Factors - Perpetua Resources faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and Perpetua Resources may not be able to effectively compete.

Certain Perpetua Resources directors and officers also serve as officers and/or directors of other mining companies, which may give rise to conflicts.

Certain Perpetua Resources directors and officers are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties. Such associations may give rise to conflicts of interest from time to time. Directors and officers of the Corporation with conflicts of interest are subject to and are required to follow the procedures set out in applicable corporate and securities legislation, regulations, rules and policies.

Perpetua Resources’ business involves risks for which Perpetua Resources may not be adequately insured, if it is insured at all.

In the course of exploration and development of, and production from, mineral properties, certain risks, and in particular, unexpected or unusual geological operating conditions including landslides, ground failures, fires, flooding and earthquakes may occur. It is not always possible to fully insure against such risks. Perpetua Resources does not currently have insurance against all such risks and may decide not to take out insurance against all such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the securities of Perpetua Resources.

Additionally, the Corporation is not insured against most environmental risks. Insurance against all environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products by third parties occurring as part of historic exploration and production) has not been generally available to companies within the industry. The Corporation periodically evaluates the cost and coverage of the insurance that is available against certain environmental risks to determine if it would be appropriate to obtain such insurance. Without such insurance, or with limited amounts of such insurance, and if the Corporation becomes subject to environmental liabilities, the payment of such liabilities would reduce or eliminate its available funds or could exceed the funds the Corporation has to pay such liabilities and result in bankruptcy. Should the Corporation be unable to fully fund the remedial cost of an environmental problem, it might be required to enter into interim compliance measures pending completion of the required remedy.

A shortage of supplies and equipment could adversely affect Perpetua Resources’ ability to operate its business.

Perpetua Resources is dependent on various supplies and equipment to carry out its activities. The shortage of such supplies, equipment and parts could have a material adverse effect on Perpetua Resources’ ability to carry out its activities and therefore have a material adverse effect on the cost of doing business.

Risks Related to Our Industry

Resource exploration and development is a high risk, speculative business.

Resource exploration and development is a speculative business, characterized by a high number of failures. Substantial expenditures are required to discover new deposits and to develop the infrastructure, mining and processing facilities at any site chosen for mining. Resource exploration and development also involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate. Few properties that are explored are ultimately developed into producing mines, and there is no assurance that commercial quantities of ore will be discovered on any of Perpetua Resources’ exploration properties. There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production, or if brought into production, that it will be profitable. The discovery of mineral deposits is dependent upon a number of factors, including the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon, among a number of other factors, its size, grade, proximity to infrastructure, current metal prices, and government regulations, including regulations relating to required permits, royalties, allowable production, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but any one of these factors, or the combination of any of these factors, may prevent Perpetua Resources from receiving an adequate return on invested capital. In addition, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Some ore reserves may become unprofitable to develop if there are unfavourable long-term market price fluctuations in gold or other metals, or if there are significant increases in operating or capital costs. Most of the above factors are beyond the Corporation’s control, and it is difficult to ensure that the exploration or development programs proposed by Perpetua Resources will result in a profitable commercial mining operation. Please also see, among other things, the risk factor found under the subheading “Perpetua Resources’ future exploration and development efforts may be unsuccessful” below.

Mineral exploration and development is subject to numerous industry operating hazards and risks, many of which are beyond Perpetua Resources’ control and any one of which may have an adverse effect on its financial condition and operations.

The Project, and any future operations in which Perpetua Resources has a direct or indirect interest, will be subject to all the hazards and risks normally incidental to resource companies and mining in general. Environmental hazards, unusual or unexpected geological operating conditions, such as rock bursts, structural cave-ins and landslides, fires, earthquakes and flooding, power outages, labor disruptions, industrial accidents such as explosions, unexpected mining dilution, metallurgical and other processing issues, metal losses and periodic interruptions due to inclement or hazardous weather conditions, and the inability to obtain suitable or adequate machinery, equipment or labor, are some of the industry operating risks involved in the conduct of exploration programs and the operation of mines. If any of these events were to occur, they could cause injury or loss of life, environmental damage, operational delays, monetary losses and/or severe damage to or destruction of mineral properties, production facilities or other properties. As a result, Perpetua Resources could be the subject of a regulatory investigation, potentially leading to penalties and suspension of operations. In addition, Perpetua Resources may have to make expensive repairs and could be subject to legal liability as an outcome of regulatory enforcement. The occurrence of any of these operating risks and hazards may have an adverse effect on Perpetua Resources’ financial condition and operations, and correspondingly on the value and price of Perpetua Resources’ common shares.

Perpetua Resources may not be able to obtain insurance to cover these risks at affordable premiums or at all. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of operations or other mining activities, is not generally available to Perpetua Resources or to other companies within the mining industry. Perpetua Resources may suffer a materially adverse effect on its business if it incurs losses related to any significant events that are not covered by its insurance policies. Please also see, among other things, the risk factor found under the subheading “Perpetua Resources’ business involves risks for which Perpetua Resources may not be adequately insured, if it is insured at all” above.

Metal prices have fluctuated widely in the past and are expected to continue to do so in the future, which may adversely affect the amount of revenues derived from the future commercial production.

The commercial feasibility of the Project and Perpetua Resources’ ability to arrange funding to conduct its planned exploration projects is dependent on, among other things, the price of gold, silver, antimony and other potential by-products. Depending on the price to be received for any minerals produced, Perpetua Resources may determine that it is impractical to commence or continue commercial production. A reduction in the price of gold, silver, antimony or other potential by-products may prevent the Project from being economically mined or result in the write-off of assets whose value is impaired as a result of low precious metals prices.

Future revenues, if any, are expected to be in large part derived from the future mining and sale of gold and other potential by-products or interests related thereto. The prices of these commodities fluctuate and are affected by numerous factors beyond Perpetua Resources’ control, including, among others:

●	international economic and political conditions;
●	central bank purchases and sales;
●	expectations of inflation or deflation;
●	international currency exchange rates;
●	interest rates;
●	global or regional consumptive patterns;
●	speculative activities;
●	levels of supply and demand;
●	increased production due to new mine developments;
●	decreased production due to mine closures;
●	improved mining and production methods;
●	availability and costs of metal substitutes;
●	metal stock levels maintained by producers and others; and
●	inventory carrying costs.

The effect of these factors on the price of gold, silver, antimony and other potential by-products cannot be accurately predicted. If the price of gold and other potential by-products decreases, the value of Perpetua Resources’ assets would be adversely affected, thereby adversely impacting the value and price of Perpetua Resources’ common shares.

While the price of gold has recently been strong, there can be no assurance that gold prices will remain at such levels or be such that the Project, and any future operations in which Perpetua Resources has a direct or indirect interest, will be mined at a profit. Some credible industry experts are predicting that gold will continue to increase in price during 2022 and the next several years. However, other credible industry experts expect that the price of gold has generally peaked during the recent pandemic and resulting economic crisis, and that as economies slowly recover over the next few years, the price of gold will decrease and be worth much less per ounce than it is today.

Rising metal prices encourage mining exploration, development, and construction activity, which in the past has increased demand for and cost of contract mining services and equipment.

Increases in metal prices tend to encourage increases in mining exploration, development, and construction activities. During past expansions, demand for and the cost of contract exploration, development and construction services and equipment have increased as well. Increased demand for and cost of services and equipment could cause project costs to increase materially, resulting in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and increased potential for scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development, or construction costs, result in project delays, or both. There can be no assurance that increased costs may not adversely affect the exploration and/or development of our mineral properties in the future.

Global financial markets can have a profound impact on the global economy in general and on the mining industry in particular.

Many industries, including the precious metal mining industry, are impacted by global market conditions. Some of the key impacts of financial market turmoil can include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global and specifically mining equity markets, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A slowdown in the financial markets or other economic conditions, including but not limited to, reduced consumer spending, increased unemployment rates, deteriorating business conditions, inflation, deflation, volatile fuel and energy costs, increased consumer debt levels, lack of available credit, lack of future financing, changes in interest rates and tax rates may adversely affect Perpetua Resources’ growth and profitability potential. Specifically:

●	a global credit/liquidity crisis could impact the cost and availability of financing and Perpetua Resources’ overall liquidity;
●	the volatility of gold and other potential by-product prices may impact Perpetua Resources’ future revenues, profits and cash flow;
●	volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and
●	the devaluation and volatility of global stock markets impacts the valuation of the Corporation’s equity securities, which may impact its ability to raise funds through the issuance of equity.

Longstanding legal certainty about aspects of the 1872 Mining Law is being challenged in Federal Court.

A changing legal environment and court rulings related to the use of unpatented lode mining claims now being reviewed in federal courts may cause the Company to make modifications to its current claims management program and strategy.

On July 31, 2019, the U.S. District Court for the District of Arizona issued a decision vacating the Forest Service’s approval of the plan of operations for the proposed Rosemont Mine. See Center for Biological Diversity et al. v. United States Fish and Wildlife Service et al. The court found that the Forest Service erred when it applied its surface management regulations to approve the proposed mine’s tailings storage facility and waste rock dumps on National Forest lands. According to the District Court, the agency should have considered those facilities under its special use permit regulations. The Forest Service made that error, according to the court, because it did not confirm under the Mining Law that the unpatented mining claims under the ancillary facilities were “valid,” as defined by the court. According to the District Court’s reasoning, only activities on “valid” claims are regulated under the Forest Service mining regulations and ancillary facilities require a special use permit.

An appeal of the District Court decision in Rosemont Mine was heard February 1, 2021 in the United States Court of Appeals for the Ninth Circuit. In the briefing filed by the Department of Justice, the United States is defending the decision of the Forest Service to approve the Rosemont Mine. The Company has closely followed the Rosemont Mine legal proceedings. While the case was working its way through the appeal to the Ninth Circuit, the Company directed a thorough analysis of its claims management program to support the Project Plan of Restoration and Operations. While the precise impact of the ruling on the Company’s Project has yet to be determined, should the lower court decision be upheld by the Ninth Circuit, the Company’s claims management program and strategy will be adjusted accordingly to comply with the decision.

Risks Related to Our Common Shares

The requirements of being a public company in the United States and Canada and maintaining a dual listing on both Nasdaq and the TSX, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and applicable securities laws of Canada, may strain our resources, increase our costs, and require significant management time and resources.

As a public company in the United States, we need to comply with federal and state laws, regulations and requirements, certain corporate governance provisions of Sarbanes-Oxley, related regulations of the SEC and the requirements of Nasdaq, with which we are not otherwise required to comply as a public company in Canada listed on the Toronto Stock Exchange (the “TSX”). These additional requirements may strain our resources, increase our costs and require significant management time and resources. Specifically, we may incur significant additional accounting, legal, reporting and other expenses in order to maintain a dual listing on both Nasdaq and the TSX, including the costs of listing on two exchanges. Complying with these statutes, regulations and requirements, as well as any applicable securities laws of Canada, occupies a significant amount of time of our Board of Directors (the “Board”) and management and increases our costs and expenses, including an increased reliance on outside counsel and accountants. We also prepare and distribute periodic public reports in compliance with our obligations under the U.S. federal securities laws, in addition to applicable securities laws of Canada.

Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which could then result in additional compliance costs and affect the manner in which we operate our business. Moreover, any new regulations or disclosure obligations may increase our legal and financial compliance costs and may make some activities more time-consuming and costly.

Furthermore, while we generally must comply with Section 404 of Sarbanes-Oxley for our fiscal year ended December 31, 2021, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of the Exchange Act. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event the independent registered public accounting firm concludes that there is one or more material weaknesses in the effectiveness of our internal control over financial reporting. Compliance with these requirements may strain our resources, increase our costs and use significant management time and resources, and we may be unable to comply with these requirements in a timely or cost-effective manner.

For as long as we are an “emerging growth company,” or a “smaller reporting company” we will not be required to comply with certain reporting requirements that apply to some other public companies, and such reduced disclosures requirement may make our Common Shares less attractive.

As an “emerging growth company” as defined in the JOBS Act, we may take advantage of exemptions from certain disclosure requirements applicable to other public companies that are not emerging growth companies. We are an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

For so long as we remain an “emerging growth company,” we will not be required to, among other things:

●	have an auditor report on our internal control over financial reporting pursuant to Sarbanes-Oxley;

●	comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about our audit and our financial statements;
●	include detailed compensation discussion and analysis in our filings under the Exchange Act and instead may provide a reduced level of disclosure concerning executive compensation; and
●	hold a non-binding stockholder advisory vote on executive compensation and stockholder approval of any “golden parachute” payments not previously approved.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have either: (i) a public float of less than $250 million, or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and: (A) no public float, or (B) a public float of less than $700 million. In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Because of these disclosure exemptions, some investors may find our common shares less attractive, which may result in a less active trading market for our common shares, and our share price may be more volatile.

Provisions in the Company’s corporate charter documents and Canadian law could make an acquisition of the Company, which may be beneficial to its shareholders, more difficult and may prevent attempts by the shareholders to replace or remove the Company’s current management and/or limit the market price of the Common Shares.

We are governed by the Business Corporations Act (British Columbia) (“BCBCA”) and other relevant laws. Provisions in Perpetua Resources’ articles, as well as certain provisions under the BCBCA and Competition Act (Canada) may discourage, delay or prevent a merger, acquisition or other change in control of Perpetua Resources that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their Common Shares. These provisions could also limit the price that investors might be willing to pay in the future for Perpetua Resources’ Common Shares, thereby depressing the market price of Perpetua Resources’ Common Shares.

The Competition Act (Canada) permits the Commissioner of Competition of Canada, or “Commissioner”, to review any acquisition of a significant interest in Perpetua Resources. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act subjects an acquisition of control of a company by a non-Canadian to government review if the value of the Company’s assets, as calculated pursuant to the legislation, exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to result in a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their shares.

In addition, because the Board is responsible for appointing the members of the Company’s management team, these provisions may frustrate or prevent any attempts by Perpetua Resources’ shareholders to replace or remove current management by making it more difficult for shareholders to replace members of the Board. Among other things, these provisions include the following:

●	shareholders cannot amend Perpetua Resources’ articles unless such amendment is approved by shareholders holding at least two-thirds of the votes cast on the proposal;
●	the Board may, without shareholder approval, issue first preferred shares and/or second preferred shares having any terms, conditions, rights, preferences and privileges as the Board may determine; and
●	shareholders must give advance notice to nominate directors in accordance with the Company’s advance notice policy.

Because we are a corporation incorporated in British Columbia and some of our directors and officers may reside, now or in the future, in Canada, it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the federal securities laws of the United States. Similarly, it may be difficult for Canadian investors to enforce civil liabilities against our directors and officers that reside outside of Canada.

The Company is a corporation existing under the BCBCA. Some of the directors and officers named in this Annual Report may reside, now or in the future, in Canada or otherwise reside outside the United States, and all or a substantial portion of their assets may be located outside the United States. As a result, it may be difficult for United States investors to effect service of process within the United States upon the Company or experts who are not residents of the United States or to enforce judgments of courts of the United States predicated upon the Company’s civil liability and the civil liability of its experts under the United States federal securities laws.

Similarly, some of our experts, directors and officers reside outside of Canada or, in the case of companies, are incorporated, continued or otherwise organized under the laws of a foreign jurisdiction. Purchasers are advised that it may not be possible for investors to enforce judgments obtained in Canada against any person or company that is incorporated, continued or otherwise organized under the laws of a foreign jurisdiction, or resides outside of Canada, even if the party has appointed an agent for service of process.

Perpetua Resources has no history of paying dividends, does not expect to pay dividends in the immediate future and may never pay dividends.

Since incorporation, neither Perpetua Resources nor any of its subsidiaries have paid any cash or other dividends on its common shares, and the Corporation does not expect to pay such dividends in the foreseeable future, as all available funds will be invested primarily to finance its mineral exploration programs.

Perpetua Resources will need to raise additional capital through the sale of its securities or other interests, resulting in potential for significant dilution to the existing shareholders and, if such funding is not available, Perpetua Resources’ operations would be adversely affected.

Perpetua Resources has limited financial resources and has financed its activities primarily through the sale of Perpetua Resources’ securities, such as common shares and convertible notes. Perpetua Resources expects that it will need to continue its reliance on the sale of its securities for future financing, including that required to complete the permitting process or begin construction, resulting in dilution to existing shareholders.

Future sales of Perpetua Resources’ common shares into the public market by holders of Perpetua Resources options and warrants may lower the market price, which may result in losses to Perpetua Resources’ shareholders.

Sales of substantial amounts of Perpetua Resources’ common shares into the public market by shareholders, Perpetua Resources’ officers or directors or pursuant to the exercise of options or warrants, or even the perception by the market that such sales may occur, may lower the market price of the Corporation’s common shares.

Our largest shareholder has significant influence on us and may also affect the market price and liquidity of our securities.

Paulson & Co. Inc. (“Paulson”) holds in the aggregate 39.3% of the outstanding shares in Perpetua as of March 11, 2022. Accordingly, Paulson will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Paulson may be able to approve such matters itself. The concentration of ownership of the common shares by Paulson may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. Pursuant to the terms of the investor rights agreement dated March 17, 2016, as amended and restated on March 17, 2020, Paulson has the right to designate two Board members so long as Paulson holds not less than 20% of our common shares and the right to designate one Board member so long as Paulson holds not less than 10% of our common shares. Christopher Papagianis and Marcelo Kim are Paulson’s nominees to the Board and Marcelo Kim was appointed Chairman of our Board in March of 2020.

As long as Paulson maintains its shareholdings in the Company, Paulson will have significant influence in determining the members of the Board. Without the consent of Paulson, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Paulson may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Paulson’s influence may impact the price that investors are willing to pay for our shares. If Paulson or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

We are subject to taxation both in Canada and the United States, and shareholders may be subject to Canadian and U.S. withholding and certain other taxes.

We are treated as a Canadian resident company (as defined in the Income Tax Act (Canada)) subject to Canadian income tax. We are also treated as a U.S. corporation subject to U.S. federal income tax on our worldwide income pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are subject to taxation both in Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

It is unlikely that we will pay any dividends on our common shares in the foreseeable future. However, if we decide to pay any dividends, dividends received by shareholders who are not “United States persons” (within the meaning of the Code) will be subject to U.S. withholding tax. Shareholders who are residents of Canada (for purposes of the Income Tax Act (Canada)) may not qualify for a reduced rate of withholding tax under the United States-Canada income tax treaty. In addition, a foreign tax credit or a deduction in respect of any U.S. federal withholding tax may not be available under Canadian law.

Dividends received by shareholders who are not residents of Canada will be subject to Canadian withholding tax. Shareholders who are United States persons may not qualify for a reduced rate of withholding tax under the United States-Canada income tax treaty. Dividends paid by us will be characterized as U.S.-source income for purposes of the foreign tax credit rules under the Code. Accordingly, United States persons generally will not be able to claim a credit for any Canadian tax withheld on dividends unless, depending on the circumstances, they have an excess foreign tax credit limitation due to other foreign-source income of the same category that is subject to a low or zero rate of foreign tax.

Dividends received by shareholders who are neither United States persons nor residents of Canada will be subject to U.S. and Canadian withholding taxes. These dividends may not qualify for a reduced rate of withholding tax under any income tax treaty.

We believe we currently are, and anticipate remaining, a “United States real property holding corporation” (within the meaning of the Code) on account of owning substantial U.S. real property interests. As a result, a shareholder who is not a United States person generally will be subject to U.S. tax on any gain recognized on a sale or other disposition of our common shares if that shareholder owned (or is treated as having owned) more than 5% of our common shares within five years of the date of the sale or other disposition, or our common shares are not treated as “regularly traded on an established securities market” (within the meaning of U.S. Treasury regulations). In addition, if our common shares are not treated as regularly traded on an established securities market, a 15% U.S. withholding tax generally would apply to the gross proceeds from a sale or other disposition of our common shares by any shareholder who is not a United States person, which withholding can be credited against the applicable tax liability (described in the preceding sentence) on any gain recognized.

Because our common shares are treated as shares of a U.S. corporation, the U.S. gift, estate and generation-skipping transfer tax rules may be relevant to shareholders who are not United States persons.

Each shareholder should seek tax advice, based on the shareholder’s particular circumstances, from an independent tax advisor.

General Risk Factors

We are required to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

However, for as long as we are an emerging growth company, or a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). At such time this attestation will be required, our independent registered public accounting firm may issue a report that is adverse in the event the independent registered public accounting firm concludes that there is one or more material weaknesses in the effectiveness of our internal control over financial reporting. Our remediation efforts may not enable us to avoid a material weakness in the future. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls to the extent required, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us or our business. If analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business model or our stock performance, or if our results of operations fail to meet the expectations of analysts, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn might cause the price of our common stock and trading volume to decline.

A cyber security incident could adversely affect Perpetua Resources’ ability to operate its business.

Information systems and other technologies, including those related to the Corporation’s financial and operational management, and its technical and environmental data, are an integral part of the Corporation’s business activities. Network and information systems related events, such as computer hacking, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, or other malicious activities or any combination of the foregoing or power outages, natural disasters, terrorist attacks, or other similar events could result in damages to the Corporation’s property, equipment and data. These events also could result in significant expenditures to repair or replace damaged property or information systems and/or to protect them from similar events in the future.

Furthermore, any security breaches such as misappropriation, misuse, leakage, falsification, accidental release or loss of information contained in the Corporation’s information technology systems including personnel and other data that could damage its reputation and require the Corporation to expend significant capital and other resources to remedy any such security breach. Insurance held by the Corporation may mitigate losses, however, in any such events or security breaches may not be sufficient to cover any consequent losses or otherwise adequately compensate the Corporation for any disruptions to its business that may result. The occurrence of any such events or security breaches could have a material adverse effect on the business of the Corporation. There can be no assurance that these events and/or security breaches will not occur in the future or not have an adverse effect of the business of the Corporation.

The COVID-19 pandemic may affect our operations.

The Company faces risks related to health epidemics/pandemics, and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

The Company’s business could be adversely impacted by the effects of COVID-19 or other epidemics/pandemics. The extent to which COVID-19 impacts the Company’s business, including its operations and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat COVID-19. In particular, the continued spread of COVID-19 could materially and negatively impact the Company’s business including without limitation, employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to future drill and work programs and/or the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on its business, financial condition and results of operations.

In response to the COVID-19 pandemic, Perpetua Resources has implemented precautionary measures and management practices at its corporate offices, including introducing a “work from home” policy at its offices, limiting visits, reducing travel for its personnel, transitioning to virtual meetings where feasible and ensuring proper protocols around sanitation and social distancing. There can be no assurance that the Company’s personnel will not be impacted by these epidemic/pandemic diseases and ultimately see its workforce productivity reduced and incur increased medical costs or insurance premiums due to these health risks.

The Corporation’s management will continue to monitor the situation regarding COVID-19 and may take actions under best management practices that alter the Corporation’s business operations as may be required by federal, state or local authorities, or that management determines are in the best interests of the Corporation’s employees, suppliers, shareholders and other stakeholders. Such alterations or modifications could cause substantial interruption to the Corporation’s business, any of which could have a material adverse effect on, among other things, the Corporation’s operations or financial results. The extent to which COVID-19 and any other pandemic or public health crisis impacts the Corporation’s business, affairs, operations, financial condition (including the Corporation’s ability to raise funds), liquidity, availability of credit and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of and the actions required to contain the COVID-19 pandemic or remedy its impact, among others. It continues to be difficult to predict the duration and extent of the impact of COVID-19 on the Corporation’s business and operations, both in the short and long-term.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Summary Disclosure

The Company has only one material mining property, the Stibnite Gold Project, a formerly abandoned, brownfield mine site in rural Idaho, USA.  We hold the Stibnite Gold Project through our wholly-owned subsidiary Idaho Gold Resources Company, LLC.

The Project consists of mining the Yellow Pine, Hangar Flats and West End deposits using conventional open pit methods, conventional processing methods to extract gold, silver and antimony, and on-site production of gold (“Au”) and silver (“Ag”) doré and an antimony (“Sb”) concentrate. The Project also entails an extensive reclamation and restoration program for historical impacts to the site including the recovery and reprocessing of historical tailings, restoration of fish passage during and after operations, relocation of historical mining wastes to engineered storage facilities, stream restoration, and reforestation of impacted areas. Perpetua Resources’ plans for decommissioning the site include progressive and concurrent remediation, reclamation, and restoration activities, beginning at the start of construction and continuing beyond the operations phase, through Project reclamation and closure. We are currently undertaking an extensive permitting process for redevelopment and restoration of the Project.

Technical Report Summary

The disclosures in this Item 2, Properties regarding Perpetua Resources’ 100% interest in the Stibnite Gold Project have been prepared in accordance with the mining property disclosure rules specified in S-K 1300. Except for subsequent events or as otherwise noted, the disclosure in this Annual Report on Form 10-K of a scientific or technical nature for the Stibnite Gold Project is derived from, and in some instances is an extract from, the Technical Report Summary (“TRS”), dated as of December 31, 2021, which is included as Exhibit 96.1 of this Annual Report. The TRS summarizes, as of December 31, 2021, in accordance with the mining property disclosure rules specified in S-K 1300, the information presented in the technical report titled “Stibnite Gold Project, Feasibility Study Technical Report, Valley County, Idaho” dated effective December 22, 2020 and issued January 27, 2021 (the “2020 Feasibility Study”), which was prepared in accordance with mining property disclosure standards set forth in NI 43-101.

The technical data and economic conclusions of these reports are identical, with minor differences between the reports resulting only from (i) the respective disclosure requirements of S-K 1300 and NI 43-101 and (ii) differences in commodity prices at the respective effective dates. The notable differences are the following:

●	The TRS Mineral Resource estimates were developed based on a gold price of $1,500/oz versus the $1,250/oz gold price assumed for the 2020 Feasibility Study. The change in gold price results from higher trailing average gold prices at the date of preparation for the respective reports.

●	The Measured Mineral Resources in the 2020 Feasibility Study were reclassified to Indicated Mineral Resources in the TRS due to differences in S-K 1300 versus NI 43-101 Mineral Resources classification guidelines.
●	The Proven Mineral Reserves from the 2020 Feasibility Study were reclassified as Probable Mineral Reserves for the TRS resulting from the reclassification of the Measured Mineral Resources to Indicated Mineral Resources due to differences in S-K 1300 versus NI 43-101 Mineral Resources classification guidelines.
●	The TRS is classified as a Preliminary Feasibility level study whereas the 2020 Feasibility Study was classified as a Feasibility level study. This change was driven by the S-K 1300 requirement that a compliant Feasibility level TRS include a capital cost contingency allowance no greater than 10%, whereas the initial capital cost estimate for the 2020 Feasibility Study included a contingency allowance at approximately 15%.

The TRS was compiled by M3 in compliance with S-K 1300 promulgated by the SEC under the direction of Independent Qualified Persons (as defined in S-K 1300) (“QPs”). QPs for the TRS include: Richard Zimmerman, SME-RM (onsite and offsite infrastructure, cost estimating, mineral processing, financial modeling) with M3; Garth Kirkham, P.Geo. (mineral resources) with Kirkham Geosystems Ltd.; Christopher Martin, C.Eng. (metallurgy) with Blue Coast Metallurgy Ltd.; Grenvil Dunn, C.Eng. (hydrometallurgy) with Hydromet WA (Pty) Ltd.; Scott Rosenthal P.E. (mine planning and mineral reserves) with Value Consulting, Inc.; and Peter Kowalewski, P.E. (tailings storage facility and closure) with Tierra Group International, Ltd.

The 2020 Feasibility Study was compiled by M3 Engineering & Technology Corporation (“M3”) in accordance with NI 43-101 under the direction of independent qualified persons (as defined in NI 43-101) (“Independent QPs”).

Independent QPs for the 2020 Feasibility Study include: Richard Zimmerman, SME-RM (onsite and offsite infrastructure, cost estimating and financial modeling) and Art Ibrado, P.E. (mineral processing) with M3; Garth Kirkham, P.Geo. (mineral resources) with Kirkham Geosystems Ltd.; Christopher Martin, C.Eng. (metallurgy) with Blue Coast Metallurgy Ltd.; Grenvil Dunn, C.Eng. (hydrometallurgy) with Hydromet WA (Pty) Ltd.; Chris Roos, P.E. (mineral reserves) and Scott Rosenthal P.E. (mine planning) with Value Consulting, Inc.; and Peter Kowalewski, P.E. (tailings storage facility and closure) with Tierra Group International, Ltd.

The TRS was filed on EDGAR on January 3, 2022 and on SEDAR on January 4, 2022. The 2020 Feasibility Study was filed on SEDAR on January 28, 2021. See Exhibit 96.1 of this Annual Report and “Note Regarding Mining Property Disclosures Rules”.

Certain capitalized terms in this section not otherwise defined have the meanings ascribed to them in the TRS.

Garth Kirkham, P.Geo., an independent Qualified Person, has approved the disclosure concerning mineral reserves and mineral resources in this Annual Report on Form 10-K related to the 2020 Feasibility Study and the TRS.

Assumptions

Portions of the information presented in this Annual Report on Form 10-K and the information contained in the TRS rely on a number of estimates and assumptions, including estimates and assumptions which are inherently subject to significant scientific, business, economic and competitive uncertainties and contingencies that could be material should those assumptions be incorrect. These assumptions include, but are not limited to, certain assumptions as to capital costs, production rates, operating costs, recovery and timing of construction and production; assumptions that the current price and demand for gold and other metals will be sustained or will improve; assumptions that the equipment and personnel required for permitting, construction and operations will be available on a continual basis; there are no significant errors in calculations and information used in mineral resource and reserve estimates, there will be no unforeseen delays, unexpected geological or other effects, equipment failures, or significant permitting delays. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Annual Report on Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the TRS, which is included as an exhibit to, and incorporated by reference into, this Form 10-K. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of additional industry and business risks and assumptions.

TRS Highlights

The Stibnite Gold Project economics, as contemplated in the TRS, are summarized in the table below.

	Early Production	Life-of-Mine
Component	Years 1-4	Years 1-15
Recovered Gold (2) Total	1,853 koz	4,238 koz
Recovered Antimony Total	74 million lbs	115 million lbs
Recovered Gold (2) Annual Average	463 koz/yr	297 koz/yr
Cash Costs(2,3) (Net of by-product credits)	$328/oz Au	$538/oz Au
All-in Sustaining Costs(2,3) (Net of by-product credits)	$438/oz Au	$636/oz Au
Initial Capital – including contingency	$1,263 million
Case B at US$1,600/oz gold (Base Case) (1)
After-Tax Net Present Value 5%	$1,320 million
Annual Average EBITDA(3)	$566 million	$292 million
Annual Average After Tax Free Cash Flow(3)	$500 million	$242 million
Internal Rate of Return (After-tax)	22.3%
Payback Period in Years (After-tax)	2.9 years
Case C at US$1,850/oz gold (1)
After-Tax Net Present Value 5%	$1,864 million
Annual Average EBITDA(3)	$678 million	$360 million
Annual Average After Tax Free Cash Flow(3)	$584 million	$295 million
Internal Rate of Return (After-tax)	27.7%
Payback Period in Years (After-tax)	2.5 years

Notes:

(1)	Base case prices US$1,600/oz gold, $20/oz silver and $3.50/lb antimony, Case C price based on metal selling prices of US$1,850/oz gold, $24/oz silver and $3.50/lb antimony, Post-Tax NPV at 5% discount rate.
(2)	In this release, “M” = million, “k” = thousand, all amounts in US$, gold and silver reported in troy ounces (“oz”).
(3)	Cash costs, All-in Sustaining Costs, EBITDA and After Tax Free Cash Flow are non-GAAP measures; see section Item 2, Non-GAAP Measures.
(4)	All numbers have been rounded in above table and may not sum correctly.
(5)	The TRS assumes 100% equity financing of the Project.

Property Description and Location

The Project location is in central Idaho, USA approximately one hundred (100) miles (“mi”) northeast of Boise, Idaho, thirty-eight (38) mi east of McCall, Idaho, and approximately ten (10) mi east of Yellow Pine, Idaho. Mineral rights controlled by Perpetua Resources include patented lode claims, patented mill sites, unpatented federal lode mining claims, and unpatented federal mill sites and encompass approximately 28,480 acres (forty-five (45) square miles). The claims are 100% owned, except for twenty-seven (27) patented lode claims that are held under an option to purchase. The Project is subject to a 1.7% net smelter return royalty on gold only; there is no royalty on silver or antimony.

Stibnite Gold Project Location

Land Status Map

Legend
Trails
Public Roads
Wilderness Boundary
Patented Private Land
Patented Privated Land (Optioned)
Unpatented Claim
Cascade Ranger District
Krassell Ranger District
Middle Fork Ranger District
EFSFSR
T19N
T18N
Krassell Ranger District
Cascade Ranger District
Riordan Lake
T18N
T17N
R9E
R10E
Middle Fork Ranger District
N
0 0.5 1 2
Miles
2700000
2710000
2720000
2730000
2740000
1210000
1200000
1190000
1180000
1170000
1160000
1150000

Patented Lands

On June 11, 2009, a predecessor to SGC acquired and exercised an option to purchase (“OTP”) the Meadow Creek group of nine patented lode claims totaling approximately 184 acres from Bradley Mining Co. (“Bradley”).

A predecessor to IGRCLLC secured an OTP agreement from the J.J. Oberbillig Estate on June 2, 2009, to acquire 30 patented mill site claims totaling approximately 149 acres and six patented lode claims totaling approximately 124 acres. The Oberbillig OTP agreement was exercised and title to property rights were acquired on June 2, 2015. An associated transaction included the purchase and extinguishment of a 5% Net Smelter Return (“NSR”) royalty to the Oberbillig estate covering certain lands within the Project area. Most of the mineralization constituting the West End Deposit is located within portions of these patented lode claims. Hecla Mining Company (Hecla) retains some surface rights on portions of six of the patented mill sites, but no mineral rights and IGRCLLC has a right to use the surface for the purposes of mining.

An OTP for patented lode mining claims covering portions of the Yellow Pine Deposit was conveyed to Perpetua Resources in 2011 by way of a company merger between a predecessor to IGRCLLC and a subsidiary of Vista Gold Corp. that was agreed to February 22, 2011. The OTP for the subject patented claims was exercised on November 28, 2012. As a result of the merger, the predecessor to IGRCLLC became a wholly owned subsidiary of Perpetua Resources. The Yellow Pine claim group includes 17 patented lode mining claims totaling approximately 301 acres and eight unpatented lode mining claims (included in the unpatented total below).

On April 28, 2011, a predecessor to SGC purchased 6 patented lode claims east of the Project area. This group of claims is referred to as the Fern claim group, totaling approximately 100 acres.

PATENTED CLAIMS
Valley County		Number of Claims		Assessed	Assessed
Parcel ID	Owner[5]	Lode	Millsite	Acres[4]	Hectares[4]
RP18N09E155300	IGRCLLC	—	16	80.00	32.37
RP18N09E020026	IGRCLLC	6	—	129.82	52.54
RP18N09E115495	IGRCLLC	—	14	53.57	21.68
RP14N05E074475[1]	IGRCLLC[1]	—	—	25.06	10.14
RP18N09E038995	IGRCLLC	4	—	81.63	33.03
RP18N09E108995	IGRCLLC	5	—	102.8	41.60
RP18N09E127345	IGRCLLC	6	—	99.87	40.42
RP18N09E030005	IGRCLLC	11	—	218.90	85.59
RP18N09E030020	IGRCLLC	6	—	81.17	32.85
RP18N09E12255	IGRCLLC [2]	2	—	89.40	36.18
RP18N10E071525	IGRCLLC [2]	6	—	38.95	15.76
RP18N09E18150	IGRCLLC [2]	7	—	139.19	56.33
RP18N09E018435	IGRCLLC [2]	4	—	80.23	32.47
RP18N09E013840	IGRCLLC [2]	8	—	136.01	55.04
Totals		65	30	1,357	549.00

UNPATENTED CLAIMS
		Number of Claims
Owner	Claim Type	Lode	Millsite	Acres	Hectares
IGRCLLC	Unpatented lode and millsite claims	1,472	46	28,483	11,527

Notes:

1.	The Scott Valley parcel for the Stibnite Gold Logistics Facility is a 100% owned fee-simple parcel, that is approximately 25 acres, with no mineral rights.
2.	IGRCLLC has an option to purchase (OTP), but no ownership of these parcels. The owner pays property taxes for these parcels until the OTP is exercised.
3.	Does not include taxes paid on OTP properties, which are paid by the owner.
4.	Not all values may sum due to rounding. Assessed acreage may not correspond exactly to surveyed acreage reported in text.
5.	This table summarizes the mineral rights held by Perpetua Resources’ wholly owned subsidiary, IGRCLLC.

Unpatented Federal Lode Mining Claims and Unpatented Mill Site Claims

A subsidiary of a predecessor to IGRCLLC acquired 229 federal unpatented claims by purchase from previous owners in 2009 and 2011. These included 46 federal mill site claims and 183 federal unpatented lode mining claims. In addition to the purchased claims, IGRCLLC predecessors or subsidiaries acquired by staking an additional 36 federal unpatented lode mining claims in 2009, 217 lode claims in 2010 and 901 federal unpatented lode-mining claims in 2011, and one federal unpatented lode mining claim in 2012. An additional 126 unpatented lode claims were staked in 2015. Minor modifications and amended claim locations have occurred since original staking and/or acquisition.

In 2021, SGC merged with IGRCLLC becoming the sole surviving entity and landowner of patented and unpatented mining claims and mill sites and various optioned properties. Currently, IGRCLLC owns 1,472 unpatented lode mining and 46 mill sites totaling approximately 28,483 acres (11,527 hectares).

Maintenance of unpatented federal claims requires that IGRCLLC provide a list of claims and serial numbers to the Bureau of Land Management (“BLM”) along with annual maintenance fees, currently $165 for each lode-mining claim or mill site on or before September 1st each year. This was completed for the most recent filing year. There is no underlying royalty on these federal lode-mining claims and mill sites other than the Franco-Nevada Corporation (“Franco-Nevada”) royalty. None of the claims are subject to back-in rights; however, Franco-Nevada holds a right of first refusal should mining claims, mill sites or other mineral properties be relinquished.

Stibnite Gold Logistics Facility

On September 9, 2016, IGRCLLC agreed to purchase an undeveloped 25-acre property in fee simple from private interests. The property is situated in Section 7, Township 14N, Range 5E, Boise Meridian. The sale was closed on October 26, 2016. The property’s metallic and non-metallic mineral rights, apart from aggregate materials needed for construction purposes on the property, were retained by the previous owners.

The property, in an area known locally as Scott Valley, has frontage on the Cascade-Warm Lake Highway and was purchased to serve as a project logistics facility. The agreement provides for maintenance of certain pre-existing rights-of-way, easements and rights, none of which would be expected to inhibit use of the property for the intended purposes. IGRCLLC applied for a Conditional Use Permit from the Valley County Planning and Zoning Commission that was granted on October 5, 2020.

Royalties, Option Agreements and Encumbrances

Option Agreements

On May 3, 2011, a predecessor to SGC entered into an option to purchase (“OTP”) 27 patented lode claims totaling approximately 485 acres from the J.J. Oberbillig Estate (the Cinnabar option claims). This agreement was modified in an Amended and Restated Real Property Purchase Agreement effective December 1, 2016. The amended agreement also includes an option on a Right of First Refusal to purchase the surface rights associated with portions of certain patented mill site claims that J.J. Oberbillig Estate sold to Hecla under a Real Estate Purchase and Sale Agreement dated effective as of December 30, 2002. The agreement also includes granting of a renewable easement for a communications tower. Perpetua Resources is obligated to make payments to maintain the OTP to obtain title to these claims. The agreement includes an option to extend up to 10 years after the original term of the agreement expires, through 2037.

On December 10, 2019, a Perpetua Resources subsidiary entered into an option agreement to purchase 3.74 acres from private interests for an electrical switching station site. The OTP has biannual payments of US$2,500 through 2033.

Royalty Agreement

Effective May 9, 2013, Perpetua Resources and its subsidiaries granted a perpetual 1.7% NSR royalty on future gold production from the Project properties to Franco Nevada, subject to adjustment based on final permitted capacity. The royalty does not apply to production of antimony and silver. The royalty agreement applies to all patented and unpatented mineral claims, except for the Cinnabar option claims where Perpetua Resources holds an OTP. Under the agreement, Franco Nevada has the right, but not the obligation, to extend the property subject to the royalty to the Cinnabar option claims upon notice that the OTP is exercised by Perpetua.

Geologic Setting and Mineralization

Bedrock in the region can be subdivided into the pre-Cretaceous metasedimentary “basement,” the Cretaceous Idaho Batholith, Tertiary intrusions and volcanics, and Quaternary unconsolidated sediments and glacial materials. The SGP is situated along the eastern edge of the Idaho Batholith, on the western edge of the Thunder Mountain caldera complex and within the Central Idaho Mineral Belt.

Large, north-south striking, steeply dipping structures exhibiting pronounced gouge and multiple stages of brecciation occur in the district and are often associated with east-west and northeast-southwest trending splays and dilatant structures.

The Yellow Pine and Hangar Flats deposits are hosted primarily by intrusive phases of the Idaho Batholith along the Meadow Creek Fault Zone. The West End Deposit is hosted primarily by Neoproterozoic to Paleozoic metasedimentary rocks of the Stibnite roof pendant along the West End Fault Zone.

Mineralization and alteration in the district are associated with multiple hydrothermal alteration events occurring through the Paleocene and early Eocene epochs. Main-stage gold mineralization and associated potassic alteration typically occurs in structurally prepared zones. The gold is associated with very fine grained disseminated arsenical pyrite and arsenopyrite to a lesser extent. The gold almost exclusively exists in solid solution in these minerals. Antimony mineralization occurs primarily as the mineral stibnite. Additional gold mineralization affecting rocks of the Stibnite roof pendant (West End deposit) is associated with epithermal quartz-adularia-carbonate veins.

Deposits of the district are not readily categorized based on a single generic deposit model due to complexities associated with multiple overprinting mineralization events and uncertainties regarding sources of mineralizing hydrothermal fluids.

Permits

The Project is subject to formal review under NEPA, which is still ongoing. Following the release of a Draft Environmental Impact Statement (“DEIS”) on August 14, 2020, followed by a public comment period, the USFS indicated it plans to issue a Supplemental Draft Environmental Impact Statement (“SDEIS”) focused on the refined Project proposed action. On February 22, 2022, Perpetua announced that it expected publication of the SDEIS for public review and comment in the third quarter of 2022. A final EIS and draft Record of Decision will follow in due course.  Work on other required ancillary permits and management plans continues.

Exploration

The district has been the subject of exploration and development activities for nearly 100 years, yet much of the area remains poorly explored due to its remote location, poor level of outcrop and extensive glacial cover. Perpetua Resources has completed extensive exploration work over the last decade that has included: geophysics; rock, soil and stream sampling and analysis; geologic mapping; mineralogical and metallurgical studies; and drilling.

This newer data has been integrated with datasets from previous operators and provides a comprehensive toolkit for future exploration. These efforts have led to the identification of over 75 prospects with varying levels of target support. These prospective areas include targets within, under, and adjacent to existing deposits; bulk mineable prospects along known or newly identified mineralized trends; high grade underground targets and early-stage greenfield prospects and conceptual targets based on geophysics or geologic inference.

Exploration targets include conceptual geophysical targets, geochemical targets from soil, rock and trench samples, and results from widely spaced drill holes; as a result, the potential size and tenor of the targets are conceptual in nature. There has been insufficient exploration to define mineral resources on these prospects and this data may not be indicative of the occurrence of a mineral deposit. Such results do not provide assurance that further work will establish sufficient grade, continuity, metallurgical characteristics, and economic potential to be classed as a category of mineral resource. Mineral resources are not mineral reserves and do not have demonstrated economic viability.

The Project area, including the three main deposits, has been drilled by numerous operators, totaling 793,769 ft in 2,723 drill holes, of which Perpetua Resources drilled 637 holes totaling over 344,465 ft since 2009. Pre-Perpetua Resources drilling was undertaken by a wide variety of methods and operators while Perpetua Resources employed a variety of drilling methods including core, reverse circulation, auger, and sonic throughout the district, but with the primary method being core. Operators who conducted significant exploration and/or mineral extraction during this era included: United Mercury Mines. Yellow Pine Company, Bradley Mining Company, Louisiana Land and Exploration Company, Canadian Superior Mining (U.S.) Ltd., El Paso Oil and Gas, Rancher’s Exploration Company, Twin Rivers Exploration, MinVen Corporation, Pioneer Metals Corporation, Hecla Mining Company, Barrick Gold Corporation (formerly American Barrick Resources), Stibnite Mine Inc., and Dakota Mining Company.

No drilling was completed during the reporting period.

Mineral Resources and Mineral Reserves Estimates

The tables below present the estimated Mineral Resources and Mineral Reserves for the Project at December 31, 2021 presented in accordance with S-K 1300. As described in “Technical Report Summary”, the only differences in the Mineral Resources and Mineral Reserves presented as at December 22, 2020 in the 2020 Feasibility Study and as at December 31, 2021 in the TRS are related to (i) the respective disclosure requirements of S-K 1300 and NI 43-101 and (ii) differences in commodity prices at the respective effective dates. See “Notice Regarding Mining Property Disclosure Rules” for more information regarding these differences.

Economic Criteria, Assumptions and Pit Optimizations for Mineral Resources

S-K 1300 requires that Mineral Resources have “reasonable prospects for eventual economic extraction” requiring that mineralization meet certain grade and material volume thresholds under reasonable production and recovery scenarios at reasonable cut-off grades and was assessed using an open-pit optimization with assumptions noted as discussed in Section 11.7 of the TRS. The potential for eventual economic extraction was assessed using an open-pit optimization Pseudoflow algorithm in MineSight® Version 15.10 software. Input parameters were developed on the basis of advanced cost estimates, metallurgical recoveries indicated by bench and pilot scale test work and from feasibility level design engineering studies, as shown in table below. Section 8.7 in the TRS contains assumptions regarding the validity of historical sample collection, preparation, analysis for pre-Perpetua Resources exploration programs. Section 11.9 in the TRS describes assumptions made to address areas of uncertainty related to mineral resource estimation, mineral resource classification, and parameters used to estimate reasonable prospects of economic extraction. The Mineral Resource estimates were developed using parameters that describe lithology, in-situ density, estimated metal recoveries from in situ materials and after processing and refining, ore and waste percentage, oxidation, and metal grades, as explained in detail in Section 11. Metallurgical recovery functions and costs were applied to gold, silver, and antimony as presented in Sections 11 and 14 in the TRS.

Assumptions used to derive the cut-off grades and define the resource-limiting pits were estimated to meet the S-K 1300 requirement for mineral resource estimates to demonstrate “reasonable prospects for eventual economic extraction” and vary from those used to limit the mineral reserves reported herein. Section 13.12.3 in the TRS contains procedures used for validation of cost assumptions applied to estimate the cut-off values in the pit optimization analyses. Based on these parameters, cut-off grades for Hangar Flats, West End and Yellow Pine were calculated based on a $1,500/oz gold selling price and was selected based on the three-year trailing average at the time of resource reporting and is below the current spot and trailing average gold prices. Based on these parameters, cut-off grades for Hangar Flats, West End and Yellow Pine were calculated to be approximately 0.40 g/t Au and an open pit oxide cut-off grade of approximately 0.35 g/t Au. Because of the flat and shallow geometry of the Historical Tailings deposit, and due to potential use of the overlying material in conceptual construction scenarios, economic criteria were not assessed using a pit optimization. Instead, cost estimates for removing the overlying Spent Ore Disposal Area (“SODA”) material were compared to potential revenue from processing the tailings material and were shown to be positive.

As permitted by S-K 1300, the Company uses different gold prices to prepare its Mineral Resources and Mineral Reserves estimates. The Company selected a conservative gold price of $1,500/oz when estimating Mineral Resources for the TRS. The Mineral Reserves in the TRS were calculated at a gold price of $1,600/oz, which was the three year trailing average gold price used to calculate Mineral Reserves for the 2020 Feasibility Study and which the Company determined was a reasonable and conservative gold price based on market prices at the time that the TRS was prepared.

		Yellow Pine
Economic Parameters	Units	& Hangar Flats	West End
Mining Cost - Waste	$/tonne mined	2.00	2.00
Mining Cost - Ore	$/tonne mined	2.00	2.00
Ore Type Classification	—	—	Value Based
Oxide Processing Cost	$/tonne mined	—	7.20
Oxide Au Recovery	%	—	R*92.75 + 1.22
Transition Processing Cost	$/tonne mined	—	12.28
Transition Au Recovery	%	—	92.37 - R*8.93
Sulfide Processing Cost	$/tonne milled	10.69	10.69
Sulfide Au Recovery	%	93	96.42 - R*84.72
Dore Transport Cost	$/oz Au	1.15	1.15
Dore Refining Cost	$/oz Au	1.00	1.00
G&A and Rehabilitation Cost	$/tonne milled	4.00	4.00
Pit Slopes	degrees	36-46	36-46
Au Payability	%	99.5	99.5
Au Selling Price - Base Case	$/oz	1,500	1,500
Mining dilution	%	0	0
Mining recovery	%	100	100
NSR Royalty on Au	%	1.7	1.7
Note:

The term “R” used in the West End metallurgical recovery formulas refers to the fraction of free, or cyanide soluble, gold in each block. The value is estimated by dividing the cyanide soluble gold assay estimate by the fire assay gold estimate (for each block).

The Mineral Resource estimates for the Project were estimated in conformity with Committee for Mineral Reserves International Reporting Standards (“CRIRSCO”) “International Reporting Template for the public reporting of Exploration Targets, Exploration Results, Mineral Resources and Mineral Reserves” as adopted by the International Council on Mining & Metals in November 2019. The mineral resources are reported in accordance with S-K 1300.

The Mineral Resource estimates for each of the Hangar Flats, West End and Yellow Pine deposits, and the Historical Tailings, were prepared using commercial mine-modeling and geostatistical software, consider relevant modifying factors, and have been verified by an Independent QP. The consolidated Mineral Resource statement for the Project in metric tonnes (t) is shown in the table below based on a gold selling price of US$1,500/troy ounce limiting pit shell.

Mineral Resource Estimates

The following table presents the estimated Indicated and Inferred Mineral Resources for the Project at December 31, 2021 based on $1,500/oz gold price and presented in accordance with S-K 1300. While the 2020 Feasibility Study includes both Measured and Indicated Mineral Reserves, all Measured Mineral Reserves presented in the 2020 Feasibility Study were reclassified as Indicated Mineral Reserves in the TRS due to differences in calculation standards under S-K 1300 compared to NI 43-101.

Consolidated Mineral Resource Statement for the Stibnite Gold Project at December 31, 2021, based on $1,500/oz gold:

		Gold	Contained	Silver	Contained	Antimony	Contained
	Tonnage	Grade	Gold	Grade	Silver	Grade	Antimony
Classification	(000s)	(g/t)	(000s oz)	(g/t)	(000s oz)	(%)	(000s lbs)
Indicated
Yellow Pine	56,445	1.67	3,025	2.10	3,820	0.09	115,022
Hangar Flats	28,065	1.37	1,239	3.20	2,884	0.15	90,925
West End	60,963	1.00	1,956	1.25	2,449	0.00	—
Historical Tailings	2,687	1.16	100	2.86	247	0.17	9,817
Total Indicated	148,159	1.33	6,320	1.97	9,400	0.07	215,764
Inferred
Yellow Pine	8,021	0.85	219	0.59	153	0.00	62
Hangar Flats	17,021	1.00	548	2.30	1,259	0.09	32,146
West End	26,895	0.97	837	1.06	918	0.00	—
Historical Tailings	191	1.13	7	2.64	16	0.16	662
Total Inferred	52,128	0.96	1,611	1.40	2,345	0.03	32,870

Notes:

(1)	Mineral Resources are reported in relation to a conceptual pit shell to demonstrate potential for economic viability; mineralization lying outside of these pit shells is not reported as a Mineral Resource. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. These Mineral Resource estimates include Inferred Mineral Resources that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. There is also no certainty that these Inferred Mineral Resources will be converted to the Indicated category through further drilling, or into Mineral Reserves once economic considerations are applied. All figures are rounded to reflect the relative accuracy of the estimate and therefore numbers may not appear to add precisely.
(2)	Open pit sulfide Mineral Resources are reported at a cut-off grade of 0.40 g/t Au and open pit oxide Mineral Resources are reported at a cut-off grade of 0.35 g/t Au.

The Yellow Pine and Hangar Flats deposits contain zones with substantially elevated antimony-silver mineralization, defined as containing greater than 0.1% antimony, relative to the overall Mineral Resource. The existing Historical Tailings Mineral Resource also contains elevated concentrations of antimony. Antimony Mineral Resources are reported only if they lie within gold Mineral Resource estimates.

Antimony Sub-Domains Consolidated Mineral Resource Statement at December 31, 2021 based on $1,500/oz gold:

		Gold	Contained	Silver	Contained	Antimony	Contained
	Tonnage	Grade	Gold	Grade	Silver	Grade	Antimony
Classification	(000s)	(g/t)	(000s oz)	(g/t)	(000s oz)	(%)	(000s lbs)
Indicated
Yellow Pine	9,569	2.27	697	5.33	1,639	0.51	108,306
Hangar Flats	6,771	2.08	453	8.22	1,790	0.57	85,509
Historical Tailings	2,687	1.16	100	2.86	247	0.17	9,817
Total Indicated	19,027	2.04	1,250	6.01	3,677	0.49	203,632
Inferred
Yellow Pine	12	1.16	0	2.52	1	0.20	52
Hangar Flats	1,312	2.32	98	15.59	658	1.08	31,274
Historical Tailings	191	1.13	7	2.64	16	0.16	662
Total Inferred	1,515	2.16	105	13.86	675	0.96	31,988

Notes:

(1)	Antimony mineral resources are reported as a subset of the total mineral resource within the conceptual pit shells used to constrain the total mineral resource in order to demonstrate potential for economic viability; mineralization outside of these pit shells is not reported as a mineral resource. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. All figures are rounded to reflect the relative accuracy of the estimate.
(2)	Open pit antimony sulfide mineral resources are reported at a cut-off grade 0.1% antimony within the overall 0.40 g/t Au cut-off.

Economic Criteria, Assumptions and Pit Optimizations for Mineral Reserves

The Mineral Reserve Estimates for the Project were estimated in conformity with CRIRSCO “International Reporting Template for the public reporting of Exploration Targets, Exploration Results, Mineral Resources and Mineral Reserves” and are reported in accordance with S-K 1300. The Mineral Reserve estimates for each of the Yellow Pine, Hangar Flats, and West End deposits, and the Historical Tailings, were prepared to industry standards and best practices and take into consideration modifying factors including mining, processing, metallurgical, environmental, location and infrastructure, market factors, legal, economic, social, and governmental factors. The Mineral Reserve estimates are based on a mine plan and pit design developed using modifying parameters including metal price, metal recovery based on performance of the processing plant, and operating cost estimates. Operating cost estimates and other parameters are described in Section 12 of the TRS. Metallurgical data used to estimate the recovery of gold, silver, antimony (where present) and sulfur from expected processing plant feed material were derived from extensive metallurgical test work on representative materials and pilot plant-scale testing and further described in Section 14 of the TRS. Recoveries include assumptions regarding dilution of in situ material, mining losses and reductions for losses during processing and refining.

The Mineral Reserve estimates were developed by allowing only Indicated Mineral Resource blocks to contribute positive economic value and is a subset of the Mineral Resource comprised of the Probable Mineral Reserve that is planned for processing over the life-of-mine plan, with assumptions summarized in Sections 12 and 13 of the TRS. No economic credit has been applied to Inferred mineralization in the development of the Mineral Reserve, even if they lie within the Mineral Reserve pit.

The general mine planning sequence to produce the SGP Mineral Reserve estimates and associated mill feed schedule consisted of an ultimate pit limit analysis, pit shell selection, ultimate pit designs, internal pit phase design, mining sequence schedule, and mill feed optimization. A suite of nested pit shells for each deposit was generated using Geovia Whittle™ and a gold selling price ranging from $100 to $2,000 per troy ounce in $50 increments. The pit limit analysis was performed based on gold recovery only, to ensure the ultimate pit geometries would not be dependent on silver or antimony values. Mining costs used for the pit limit analysis are based on a first principles cost buildup for equipment requirements, labor estimates, and consumables price quotes. Selection of the optimal pit shells for each deposit was based on discounted cash flow analysis. For Yellow Pine and West End, the incremental change in discounted pit value (net present value) and strip ratio between potentially optimal pit shells is gradual, and pit shells representing gold selling prices of $1,250/oz and $1,300/oz respectively were selected. For Hangar Flats, the pit limit analysis suggested selecting the $1,150/oz pit shell but, due to additional technical considerations, the $750/oz pit shell was selected.

The ultimate pit designs were based on the selected pit shells, design parameters for 150-ton haul trucks, geotechnical design criteria, and additional mine sequencing and haulage considerations. Cut-off determination utilized a NSR methodology to account for varying ore types and separate process streams with unique process costs. The cut-off strategy applies elevated cut-off values to ensure the highest-grade ore available in the mine plan is processed preferentially and lower grade ore is stored in ore stockpiles for processing later in the Project life.

Cutoff grades for Mineral Reserves were developed assuming long term metal prices of $1,600/oz gold, $20.00/oz silver, and $3.50/lb antimony for material lying within the pit designs based on the pit shells selected above ($1,250, $750 and $1,300/oz Au for Yellow Pine, Hangar Flats and West End, respectively). This results in a Life-of-Mine (“LOM”) average gold cut-off grade of 0.48 g/t for open-pit mining.

As permitted by S-K 1300, the Company uses different gold prices to prepare its Mineral Resources and Mineral Reserves estimates. The Company selected a conservative gold price of $1,500/oz when estimating Mineral Resources for the TRS. The Mineral Reserves in the TRS were calculated at a gold price of $1,600/oz, which was the three year trailing average gold price used to calculate Mineral Reserves for the 2020 Feasibility Study and which the Company determined was a reasonable and conservative gold price based on market prices at the time that the TRS was prepared.

Mineral Reserve Estimates

The following table presents the estimated Mineral Reserves for the Project at December 31, 2021 based on $1,600/oz gold price and presented in accordance with S-K 1300. While the 2020 Feasibility Study includes both Proven and Probable Mineral Reserves, all Proven Mineral Reserves presented in the 2020 Feasibility Study were reclassified as Probable Mineral Reserves in the TRS due to differences in calculation standards under S-K 1300 compared to NI 43-101. Under S-K 1300, a Proven Mineral Reserve is the economically mineable part of an indicated and, in some cases, a measured mineral resource and a Probable Mineral Reserve is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Mineral Reserves Summary (Metric Units) at December 31, 2021 based on $1,600/oz gold:

		Average Grade			Total Contained Metal
Deposit	Tonnage	Gold	Antimony	Silver	Gold	Antimony(3)	Silver
Metric Units	(kt)	(g/t)	(%)	(g/t)	(t)	(t)	(t)
Yellow Pine
Low Sb Sulfide –Probable	37,615	1.69	0.009	1.56	63.7	3,565	58.5
High Sb Sulfide –Probable	10,232	2.04	0.460	4.69	20.9	47,064	48.0
Yellow Pine Probable Mineral Reserves	47,847	1.77	0.106	2.23	84.5	50,629	106.5
Hangar Flats
Low Sb Sulfide – Probable	5,167	1.34	0.018	1.65	6.9	954	8.5
High Sb Sulfide – Probable	3,095	1.92	0.369	4.85	5.9	11,407	15.0
Hangar Flats Probable Mineral Reserves	8,262	1.56	0.150	2.85	12.9	12,361	23.5
West End (1)
Oxide – Probable	4,749	0.54	—	0.87	2.6	—	4.1
Low Sb Sulfide – Probable	15,242	1.33	—	1.30	20.2	—	19.7
Transitional – Probable	25,839	1.03	—	1.49	26.6	—	38.5
West End Probable Mineral Reserves	45,830	1.08	—	1.36	49.3	—	62.3
Historical Tailings (1)
Low Sb Sulfide – Probable	1,832	1.16	0.166	2.86	2.1	3,036	5.2
High Sb Sulfide – Probable	855	1.16	0.166	2.86	1.0	1,417	2.4
Historical Tailings Probable Mineral Reserves	2,687	1.16	0.166	2.86	3.1	4,453	7.7
Probable Mineral Reserves
Oxide – Probable	4,749	0.54	—	0.87	2.6	—	4.1
Low Sb Sulfide –Probable	59,856	1.55	0.013	1.54	92.9	7,555	92.0
High Sb Sulfide –Probable	14,181	1.96	0.422	4.61	27.8	59,888	65.4
Transitional – Probable	25,839	1.03	—	1.49	26.6	—	38.5
Total Probable Mineral Reserves (2)	104,625	1.43	0.064	1.91	149.9	67,443	200.0

Notes:

(1)	Historical Tailings ore type classification is proportional to the pit-sourced mill feed during Historical Tailings processing.
(2)	Metal prices used for Mineral Reserves: $1,600/oz Au, $20.00/oz Ag, $3.50/lb Sb.
(3)	Antimony values are reported only for ore scheduled in the mine plan that is classified as High Sb Sulfide.

Mining Methods

The mine plan developed for the Project incorporates the mining of the three in situ deposits: Yellow Pine, Hangar Flats, and West End and their related development rock; and the re-mining of Historical Tailings along with its cap of spent heap leach ore. The general sequence of open pit mining would be Yellow Pine deposit first, Hangar Flats deposit second, and West End deposit last. This sequence generally progresses from mining highest value ore to lowest value ore and accommodates the sequential backfilling the Yellow Pine and Hangar Flats open pits with material mined from West End open pit. Lower grade ore extracted during mining of the three pits is stockpiled and then processed during the operating life of the mill. The spent ore that overlies the Historical Tailings would be used as tailings storage facility (“TSF”) construction material and is treated as stripping. Most development rock would be sent to one of five destinations: the TSF embankment, the TSF buttress, the Yellow Pine pit as backfill, the Hangar Flats pit as backfill, or the Midnight area within the West End pit as backfill. The Historical Tailings would be hydraulically transferred to the process plant during the first four years of operation, concurrent with mining ore from the Yellow Pine open pit.

Mining at the SGP would be accomplished using conventional open pit hard rock mining methods with a production fleet consisting of two 28-yd3 hydraulic shovels, one 28-yd3 wheel loader, and a fleet of approximately eighteen 150 ton haul trucks. Mining is planned to deliver 7.30 Mt of ore to the crusher per year (nominally 20 kt per day) and approximately 22.1 Mt of development rock per year to DRSFs. Pre-stripping the open pits would begin two years prior to ore processing and open pit mining would continue until year 12 of operation. Once open pit mining is completed, the mining fleet will continue to provide ore to the mill from ore stockpiles until approximately the end of the first quarter in year 15. A total of 102 Mt of ore would be mined from the three open pits and an additional 2.7 Mt of historic tailings would be mined. Approximately 254 Mt of development rock would be mined from the three open pits for a total of 356 Mt mined from the open pits and an average strip ratio (waste:ore) of 2.5.

Long-term lower-grade ore stockpiles have been incorporated into the PFS mine plan located for the most part within the footprint of the TSF buttress, thereby minimizing their incremental disturbance. The primary benefits to adding ore stockpile capacity is increased potential to optimize process ore feed value throughout the mine life, improved utilization of the Mineral Resource, reduced peak water treatment needs, reduced development rock tonnage and associated mining impacted water management. The stockpiling strategy is particularly significant during the first half of the mine life when Yellow Pine high value ore is mined at a rate greater than process plant throughput capacity. If stockpile capacity is not available, either the period-based cut-off value must increase resulting in ore converted to waste, or the mining rate reduced to align with process plant throughput capacity resulting in deferred access to high-value ore deeper in the open pit. The addition of long-term ore stockpiles allows for relatively high value ore mined from Yellow Pine open pit to be stockpiled and made available to process when lower value ore is being mined in West End open pit.

Recovery Methods

The process flowsheet for most of the Yellow Pine, Hangar Flats, and West End material uses bulk sulfide flotation to maximize recovery of gold to a sulfide concentrate amenable to treatment by pressure oxidation for materials assaying less than 0.1% antimony. High antimony materials would be first subject to a selective antimony flotation process, thereby producing a shippable antimony concentrate, with a gold-bearing bulk sulfide rougher concentrate to be floated from the antimony flotation tailings. Some of the oxidized West End ores are more transitional or free milling in nature, and an ore leaching process was developed to treat these materials. Testing was also conducted on samples of the historical (Bradley) tailings. This work showed the historical tailings could be processed using the same flowsheet as, and most likely as a blend with, fresh sulfide ores.

Projected gold flotation recoveries for low-antimony materials to a concentrate assaying 6.5% sulfur are estimated at 93.8% for Yellow Pine and 92.1% for Hangar Flats. Silver recoveries are estimated as 90.1% for Yellow Pine and 89.1% for Hangar Flats. Gold and silver flotation recoveries are independent of gold or sulfur grade. For high-antimony materials from the Yellow Pine deposit, gold misplacement to the antimony concentrate and overall gold recoveries to POx are functions of pyritic sulfur grade and gold recoveries are estimated to range from 83.6% to 95.5%. Constant gold and silver recoveries are projected for Hangar Flats high-antimony material at 89.7% for gold and 43.2% for silver. West End sulfide material is highly refractory while transition material has a significant free milling gold content. Sulfide material will be processed by flotation, concentrate POx and cyanide leaching of the concentrate; transition material will be treated similarly, however the flotation tailings will also be leached; oxide materials will just be leached.

Pressure oxidation testing results demonstrated that neutralization of acid inside the autoclave, or “in-situ acid neutralization” (“ISAN”) facilitates stabilization of arsenic in the POx residue. Neutralization of acid inside the autoclave was accomplished by adding ground limestone in the POx feed to control free acid and sulfate concentrations and limit the formation of jarosite and basic iron sulfates. Higher ferric concentrations available for scorodite formation and lower sulfate concentrations were found to inhibit pitticite (an unstable arsenic compound) formation. However, subsequent environmental geochemical testing completed on commingled flotation and detoxified cyanide leach tailings from the pilot plant indicated that arsenic destabilized at some point downstream of the POx process. Further ISAN POx tests with a terminal free acid of 8 to 13 mg/L of H2SO4, atmospheric arsenic precipitation, and a two-step neutralization procedure at an elevated temperature (92°C) by progressively adding limestone to achieve a pH of approximately 2 with a retention time of 4 to 5 hours produced a stable scorodite precipitate.

The POx testing confirmed consistent gold recoveries in the 96.5-99.0% range.

The Project’s process plant has been designed to process sulfide, transition and oxide material from the Yellow Pine, Hangar Flats, and West End deposits. The processing facility is designed to treat an average of 20,000 t/d, or 7.3 Mt/y. Additionally, the Historical Tailings would be reprocessed early in the mine life to recover precious metals and antimony, and to provide space for the TSF embankment and buttress.

The process operations include crushing, grinding, antimony and gold flotation, pressure oxidation, POx leaching and carbon-in-pulp (“CIP”) recovery, cyanide detoxification, carbon handling and pressure stripping, precious metal electrowinning, mercury retort removal, and doré bar production. Auxiliary operations include a plant to supply oxygen to the autoclave and mining, crushing, grinding, and calcining to provide limestone and lime for neutralization and pH adjustment for the process. A leaching, CIP recovery, and detoxification process is planned for late in the mine life to process crushed and ground oxide material and recover gold from the tailings of transitional (mixed oxide-sulfide) material. Two finished products from the Stibnite Gold Project ore processing facility will be doré bars and antimony‐silver concentrate.

Infrastructure

The Project will require upgrades to existing offsite infrastructure such as roads and power supply, as well as onsite and offsite infrastructure additions such as worker accommodations, water management systems, and tailings management systems.

Site Access

The site is currently accessed by the Stibnite Road, National Forest (NF-412), from the village of Yellow Pine, with three alternative routes up to that point. Alternative access via the Burntlog Route was developed over several other possible alternatives because it provides safer year round access for mining operations, reducing the proximity of roads to major fish-bearing streams, and this route respects the advice and privacy of community members close to the Project location. The route originates from the intersection of Highway 55 and Warm Lake Road and is approximately 71 miles long. The route consists of 34 miles of existing highway (Warm Lake Road), 23 miles of upgraded road, and 14 miles of new road. The 37 miles of new and upgraded road has a design speed of 20 mph, maximum 10% grade, a 21 foot width, and intermediate-sized tractor trailer loading criteria. A maintenance facility along the route is designed for a location on the southern section.

A through-site public access route will replace the current access through the SGP site during mine operations. A new 12-foot-wide gravel road is planned to provide public access from Stibnite Road to Thunder Mountain Road through the mine site.

Logistics Facility

The offsite administrative offices, transportation hub, warehousing and assay laboratory needed for the Project, referred to as Stibnite Gold Logistics Facility (“SGLF”), will be located on private land in Valley County, with easy access to State Highway 55. The SGLF will include offices for managers, safety and environmental services, human resources, purchasing and accounting personnel. Operating supplies for the mine will be staged and consolidated at the SGLF to reduce traffic to the site.

Power Supply and Transmission

Grid power planned for the Project needs to be upgraded to support the 50- to 60-megawatt load including upgrading approximately 63 miles of existing powerlines to 138 kV and approximately 9 miles of new 138 kV line. The 138-kV line would be routed to the Project’s main electrical substation where transformers would step the voltage down to the distribution voltage of 34.5 kV.

Worker Accommodations

A new worker housing facility (camp) is planned approximately 2 miles south of the ore processing plant area to provide accommodations for most of the construction workforce and for the operations workforce. Leased accommodation units are planned during peak construction activity and would be demobilized following construction since the peak construction accommodation requirements (approximately 1,000 workers) are much greater than the operations requirements of approximately 350 workers on the site.

Water Management

Perpetua Resources has planned a water management system that protects or improves water quality in Project-area streams and provides water for ore processing, fire protection, exploration activities, surface mining (dust control), and potable water needs.

The key water management consideration for the Project site is the large amount of snowmelt runoff during the months of April through June, making spring melt the critical time for water management, storage, and treatment. Surface water that has the potential to introduce mining- and process-related contaminants (contact water) is kept separate from surface water that originates from undisturbed, uncontaminated ground (non-contact water). This is accomplished by diverting clean water around mine facilities and collecting and reusing, evaporating, or treating and discharging contact water.

The water needed for ore processing is planned to come from meteoric and tailings consolidation water reclaimed from the TSF, water from pit dewatering, contact water, groundwater wells, and a surface intake near the upstream portal of the East Fork South Fork Salmon River (“EFSFSR”) diversion tunnel. Contact water from the pits, stockpiles, TSF buttress, truck shop, ore processing facilities, and legacy materials exposed during construction would be collected in lined ponds or in-pit sumps for later use in ore processing, dust control, or treatment for discharge. Excess dewatering water not used for ore processing would be treated, if required, and discharged to a surface outfall.

Major water diversions include construction of a tunnel and fishway to divert the EFSFSR and provide fish passage around the Yellow Pine pit, and surface diversions of Meadow Creek at the TSF, TSF Buttress, and Hangar Flats pit.

Tailings Management

The Project is projected to produce approximately 120 million tons of tailings solids. The tailings would contain trace amounts of cyanide and metals (including arsenic and antimony), so a fully lined containment facility utilizing a composite liner is proposed to isolate the tailings and process water.

The TSF would consist of a rockfill embankment, a fully lined impoundment, and appurtenant water management features including a surface diversion of Meadow Creek and its tributaries around the facility. A rockfill buttress abutting the TSF embankment would substantially enhance embankment stability. Historical spent heap leach ore would be reused in TSF construction, in locations isolated from interaction with water, but the majority of the rockfill would be development rock sourced from the open pits. Design criteria were established based on the facility size and risk using applicable dam safety and water quality regulations and industry best practice for the TSF embankment on a standalone basis; the addition of the buttress substantially increases the safety factor for the design to at least double the minimum requirements. The TSF impoundment, embankment, and associated water diversions would occupy approximately 420 acres at final buildout, with an approximately 475-foot ultimate height.

Capital and Operating Costs

Capital expenditures or capital costs (“CAPEX”) and operating expenditures or operating costs (“OPEX”) estimates were developed based on third quarter 2020, un-escalated U.S. dollars. Vendor quotes were obtained for all major equipment and operating consumables. Most costs were developed from first principles, although some were estimated based on factored references and experience with similar projects elsewhere. Reclamation financial assurance costs are not included in the capital costs. Additional assumptions that were used to estimate CAPEX are presented in Section 18.1 of the TRS.

Capital Costs

The Project CAPEX estimate includes four components: (1) the initial CAPEX to design, permit, pre-strip, construct, and commission the mine, plant facilities, ancillary facilities, utilities, operations camp, and pre-production on and off site restoration and environmental mitigation; (2) the sustaining CAPEX for facilities expansions, mining equipment replacements, expected replacements of process equipment and ongoing concurrent restoration and environmental mitigation activities during the operating period; (3) working capital to cover delays in the receipts from sales and payments for accounts payable and financial resources tied up in inventory; and (4) closure CAPEX to cover post operations reclamation and restoration and water treatment costs. Initial and working capital are the two main categories that need to be available to construct the Project.

The CAPEX estimate includes direct mining equipment and pre-stripping costs, process plant costs, on-site infrastructure such as the TSF and the operations camp, and off-site infrastructure such as the power transmission line, the mine access road, the SGLF, and reclamation and closure costs. The initial CAPEX also includes indirect costs for detailed design and engineering, land acquisition, some environmental mitigation, and other costs. Initial CAPEX also includes an estimate of contingency based on the accuracy and level of detail of the cost estimate. The purpose of the contingency provision is to make allowance for uncertain cost elements that may occur but are not included in the cost estimate. These cost elements include uncertainties concerning completeness, accuracy and characteristics or nature of material takeoffs, accuracy of labor and material rates, accuracy of labor productivity expectations, and accuracy of equipment pricing. The CAPEX estimates are considered to have an accuracy range of -10% to +15%.

The table below provides a summary of CAPEX estimates for the Project.

		Initial	Sustaining	Closure	Total
		CAPEX	CAPEX	CAPEX	CAPEX
Area	Detail	($000s)	($000s)	($000s)(1)	($000s)
Direct Costs	Mine Costs	84,019	118,968	—	202,987
	Processing Plant	433,464	49,041	—	482,505
	On-Site Infrastructure	190,910	83,892	—	274,802
	Off-Site Infrastructure	115,940	—	—	115,940
Indirect Costs		232,684	—	—	232,684
Owner’s Costs, First Fills, & Light Vehicles		38,351	—	—	38,351
Offsite Environmental Mitigation Costs		14,397	—	—	14,397
Onsite Mitigation, Monitoring, and Closure Costs		3,474	23,484	98,052	125,010
Total CAPEX without Contingency		1,113,239	275,385	98,052	1,486,677
Contingency		149,708	20,354	1,244	171,306
Total CAPEX with Contingency		1,262,948	295,739	99,296	1,657,982

Notes:

(1)	Closure assumes self-performed closure costs, which will differ for those assumed for financial assurance calculations required by regulators.

Operating Costs and All-In Costs

The Project OPEX estimate includes mine operating costs, process plant operating costs, and general and administrative (“G&A”) costs. Cash costs, expressed in dollars per short ton ($/st) milled or dollars per troy ounce of gold ($/oz Au) produced, are typically expressed before and after by-product credits (from antimony concentrate sales). Total cash costs include smelting and refining charges, transportation charges, and royalties. The All-In Sustaining Costs (“AISC”) and the All-In Costs (“AIC”) include non-sustaining CAPEX, and closure and reclamation CAPEX, respectively. A summary of these Project costs is presented below. Assumptions that were used to estimate OPEX are presented in Section 18.2 of the TRS.

	Years 1-4		LOM
Total Production Cost Item	($/st milled)	($/oz Au)	($/st milled)	($/oz Au)
Mining	9.71	156	8.22	205
Processing	13.13	211	12.76	318
G&A	3.54	57	3.43	85
Cash Costs Before By-Product Credits(1)	26.38	424	24.41	608
By-Product Credits	(5.99)	(96)	(2.81)	(70)
Cash Costs After By-Product Credits(1)	20.40	328	21.60	538
Royalties	1.69	27	1.09	27
Refining and Transportation	0.46	7	0.24	6
Total Cash Costs(1)	22.54	362	22.94	571
Sustaining CAPEX	4.64	75	2.83	70
Salvage	—	—	(0.26)	(6)
Property Taxes	0.05	1	0.04	1
All-In Sustaining Costs(1)	27.23	438	25.54	636
Reclamation and Closure(2)	—	—	0.95	24
Initial (non-sustaining) CAPEX(3)	—	—	11.65	290
All-In Costs	—	—	38.14	950

Notes:

(1)	Cash costs, All-in Sustaining Costs, are non-GAAP measures; see section Item 2, Non-GAAP Measures, below.
(2)	Defined as non-sustaining reclamation and closure costs in the post-operations period.
(3)	Initial Capital includes capitalized preproduction.

Economic Analysis

The economic model is not a true cash flow model as defined by financial accounting standards but rather a representation of Project economics at a level of detail appropriate for the Company’s level of engineering and design. The first year of analysis starts with the decision point of the Project, the completion of the Environmental Impact Statement, and preliminary permit approval (Year -3 or three years before the start of commercial production). Taxation was taken into account using current federal, state, and county rates but the overall tax calculation is approximate and uses rudimentary depletion and depreciation estimates.

Financial Assumptions used in the Economic Analyses

Item	Unit	Value
Net Present Value Discount Rate	%	5
Federal Income Tax Rate	%	21
Idaho Income Tax Rate	%	6.9
Idaho Mine License Tax	%	1.0
Valley County Rural Property Tax Rate ($/$1,000 market value)%		0.063
Percentage Depletion Rate for Gold and Silver	%	15
Percentage Depletion Rate for Antimony	%	22
Depreciation Term	Years	7
Equity Finance Assumption	%	100

Four cases were run in the economic model to present a range of economic outcomes using varying metal prices. The metal prices used in the economic model are shown in the table below. There is no guarantee that any of the metal prices used in the five cases are representative of future metals prices. Table 1-11 and Section 19.1of the TRS contain assumptions used in the construction of the financial model.

Pre- and After-Tax Economic Results by Case

Parameter	Unit	Pre-tax Results	After-tax Results
Case A ($1,350/oz Au, $16.00/oz Ag, $3.50/lb Sb)
NPV0%	M$	1,637	1,434
NPV5%	M$	896	771
Annual Average EBITDA(1)	M$	223	—
Annual Average After-Tax Free Cash Flow(1)	M$	—	189
IRR	%	17.3	16.2
Payback Period	Production Years	3.4	3.4
Case B ($1,600/oz Au, $20.00/oz Ag, $3.50/lb Sb)
NPV0%	M$	2,667	2,232
NPV5%	M$	1,599	1,320
Annual Average EBITDA(1)	M$	292	—
Annual Average After-Tax Free Cash Flow(1)	M$	—	242
IRR	%	24.3	22.3
Payback Period	Production Years	2.9	2.9
Case C ($1,850/oz Au, $24.00/oz Ag, $3.50/lb Sb)
NPV0%	M$	3,697	3,026
NPV5%	M$	2,301	1,864
Annual Average EBITDA(1)	M$	360	—
Annual Average After-Tax Free Cash Flow(1)	M$	—	295
IRR	%	30.4	27.7
Payback Period	Production Years	2.4	2.5
Case D ($2,100/oz Au, $28.00/oz Ag, $3.50/lb Sb)
NPV0%	M$	4,726	3,815
NPV5%	M$	3,002	2,404
Annual Average EBITDA(1)	M$	429	—
Annual Average After-Tax Free Cash Flow(1)	M$	—	348
IRR	%	35.9	32.4
Payback Period	Production Years	2.2	2.2
Case E ($2,350/oz Au, $32.00/oz Ag, $3.50/lb Sb)
NPV0%	M$	5,755	4,603
NPV5%	M$	3,704	2,943
Annual Average EBITDA(1)	M$	498	—
Annual Average After-Tax Free Cash Flow(1)	M$	—	400
IRR	%	41.0	36.9
Payback Period	Production Years	1.9	1.9

Notes:

(1)	EBITDA and After-Tax Free Cash Flow are non-GAAP measures; see section Item 2, Non-GAAP Measures, below.

Mineral Resource and Reserve Internal Controls

Perpetua Resources’ field work on the Project from 2009 to 2015, including drilling, was carried out under the supervision of Christopher Dail, CPG and Richard Moses, CPG, who were Perpetua Resources’ senior geologists responsible for certain aspects of the programs during the periods they were employed by Perpetua Resources. Field work, including drilling, completed in 2015-2017 was carried out under supervision of Kent Turner, independent senior geology consultant and SME-Registered Member, and Austin Zinsser, Perpetua Resources’ Senior Resource Geologist and SME-Registered Member. The general mineral resource estimation methodology for all deposits involved the following procedures:

●	generation of updated geological models and review of structural controls on mineralization;
●	database verification and validation;
●	exploration data analysis, compositing and evaluation of outliers;
●	construction of estimation domains for gold, antimony and silver;
●	spatial statistics and geostatistical analysis;
●	block modeling and grade interpolation;
●	mineral resource classification and validation;
●	assessment of “reasonable prospects for eventual economic extraction;” and
●	preparation of the mineral resource statement.
●	Quality Assurance/Quality Control program results do not indicate any problems with the analytical programs.
●	Independent data audits have been conducted and indicate that the sample collection and database entry procedures are acceptable.
●	All core has been catalogued and stored in designated areas.

Mineral resources and mineral reserves are estimates that are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. See Risk Factors – “Perpetua Resources’ mineral resource and mineral reserve estimates may not be indicative of the actual gold that can be mined.”

Non-GAAP financial measures

To provide investors with additional information in connection with our economic analysis as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we disclose certain projected non-GAAP financial measures. The projected non-GAAP financial measures include Cash Costs, EBITDA, All-in Sustaining Costs and After-Tax Free Cash Flow estimates and related calculations.

Cash Cost and All-in Sustaining costs (AISC)

Cash Costs is a non-GAAP metric defined as the sum of cash operating costs (mining, processing, G&A), by-product credits, refining and transportation costs and royalties and is used to evaluate the Company’s future operating performance and provide visibility into the economics of our future mining operations.

All-in Sustaining Costs (AISC) is a non-GAAP metric defined as the sum of cash costs (from above), sustaining capital costs and non-revenue-based taxes (i.e. property tax) and is used to evaluate the Company’s future operating performance and the ability to generate cash flow from operations.

EBITDA

Earnings before interest, taxes and depreciation and amortization (EBITDA) is a non-GAAP metric generated from adding back taxes, interest, depreciation to net income and is used to evaluate the Company’s future operating performance.

After-Tax Free Cash Flow (FCF)

After-Tax Free Cash Flow (FCF) is a non-GAAP metric defined as net cash provided from operating activities less capital expenditures and taxes and is used to evaluate the Company’s future operating performance and ability to generate excess cash flow but it does not entirely represent cash available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other items.

We believe the projected non-GAAP financial measures included in this Annual Report on Form 10-K provide additional meaningful comparisons between the Company’s economic analysis and its peer companies. These projected non-GAAP financial measures are not historical measures of financial performance and are not presented in accordance with GAAP. Therefore, these measures should not be considered in isolation or as an alternative or superior to GAAP measures. You should be aware that our presentation of these measures may not be comparable to similarly-titled measures used by other companies. The projected non-GAAP measures included in this presentation cannot be reconciled to comparable GAAP measures without unreasonable effort.

Item 3. Legal Proceedings.

The Company is a party to ongoing legal proceedings with the Nez Perce Tribe for alleged violations of the Clean Water Act related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Company promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Later, the court allowed the Company to amend its answer and file a third-party complaint and the Company also filed a separate citizen suit against the USFS alleging the point source discharges, referred to by the Nez Perce Tribe in its complaint, were alleged to be occurring on lands owned and controlled by the United States. Pursuant to the consummation of the ASAOC with the U.S. EPA, and the United States Department of Agriculture, the Company dismissed its pending actions against USFS. The remaining parties to the ongoing legal proceedings agreed to stay the litigation and explore Alternative Dispute Resolution (“ADR”) options. A stay was entered by the court in February 2021 and has been subsequently extended a number of times while the ADR process continues.

Certain of the Company’s property interests in the Project are also subject to existing judicial consent decrees due to Perpetua’s acquisition of several patented lode mining claims and mill sites which covers environmental liability and remediation responsibilities. Under the consent decrees, Perpetua is required to grant access to certain site areas by regulatory agencies and allow remediation activities to proceed. Several of the Company’s patented claims in the Hangar Flats and Yellow Pine properties are also subject to a consent decree which requires Perpetua to cooperate with the U.S. EPA and the USFS to implement appropriate response activities.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the fiscal year ended December 31, 2021, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the TSX under the symbol “PPTA” and on the Nasdaq under the symbol “PPTA”.

Holders of Record

As of March 11, 2022, there were 62,971,859 common shares outstanding and 51 shareholders of record.

Dividends

The Corporation has not paid any dividends or distributions on its common shares since its incorporation. Any decision to pay dividends on common shares in the future will be made by the board of directors of the Corporation (the “Board”) on the basis of the earnings, financial requirements and other conditions existing at such time.

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On August 16, 2021, we completed an underwritten public offering pursuant to a prospectus supplement to our short form base shelf prospectus dated April 1, 2021, filed pursuant to General Instruction II.L. of Form F-10, and declared effective by the SEC on April 2, 2021 (File No. 333-254517, the “Prospectus Supplement”). The Corporation issued 10,952,382 common shares, which included 1,428,572 common shares issued pursuant to the overallotment option granted to the underwriters, at a public offering price of $5.25 per common share for gross proceeds of approximately $57.5 million before deducting underwriting discounts and commissions and offering expenses. The net proceeds from the issuance were $54.3 million, after deduction of underwriting discounts and commissions and offering expenses of $3.2 million. B. Riley Securities, Inc. and Cantor Fitzgerald Canada Corporation acted as joint-bookrunning managers for the offering.

The Prospectus Supplement included a proposed use of proceeds that would be compared to expenditures from October 1, 2021 onwards. A reconciliation of the use of proceeds is provided below. There has been no material change in the planned use of proceeds as described in our Prospectus Supplement.

	Proposed Use of	Actual Use of	Remaining to be
Expense Category (in Millions)	Proceeds	Proceeds	Spent/Difference
Permitting	$21.0	$2.0	$19.0
General Corporate Purposes(i)	20.1	3.5	16.6
Early Restoration & Field Operations	7.9	1.0	6.9
Engineering & Design	5.3	0.2	5.1
	$54.3	$6.7	$47.6

(i) Funds for general corporate purposes may be allocated for corporate expenses, business development and legal expenses.

None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities, to any other affiliates or to others.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations as of December 31, 2021 and 2020 and for the fiscal years then ended together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Annual Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Perpetua Resources (formerly Midas Gold Corp.) was incorporated on February 22, 2011 under the BCBCA. The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project.  The Corporation currently operates in one segment, mineral exploration in the United States. The registered office of the Perpetua Resources is 400-725 Granville St, Vancouver, BC, V7Y 1G5, Canada and the corporate head office is located at 201-405 S 8th St, Boise, ID 83702, USA.

COVID-19 Response

The Company has implemented policies at its offices in Boise and Donnelly designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been encouraged to get fully vaccinated against COVID-19, have been asked to work remotely, avoid all non-essential business travel, when possible, adhere to good hygiene practices, and engage in social distancing. Continuation of COVID-19 in 2022 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, studies, and assay results, and other factors that will depend on future developments that may be beyond our control.

2021 Key Highlights

●	Zero lost time incidents or reportable environmental spills
●	Signed ASAOC agreement to begin legacy waste cleanup
●	Agreed to stay of Clean Water Act litigation with the Nez Perce Tribe and began mediation
●	Published 8th Annual Sustainability Report
●	Began trading on the NASDAQ stock exchange
●	Signed independent community water quality monitoring program
●	Entered into collaboration agreement with U.S. Antimony Corporation
●	Signed antimony supply agreement for Ambri battery production
●	Completed $57.5 million equity financing
●	Responded to more than 850 comments and numerous requests for additional information in support of the USFS’s preparation of the Supplemental DEIS, which the Company expects the USFS to publish in the early third quarter of 2022
●	Significantly advanced several ancillary permits related to the Stibnite Gold Project

2022 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, operate one of the largest and highest-grade open pit gold mines in the country and restore and develop an abandoned brownfield site. In 2022, Perpetua Resources continues to focus on advancing the permitting process for the Stibnite Gold Project through NEPA. The NEPA process is intended to ensure that federal agencies and the public are informed of a proposed action’s potential environmental impacts before a final decision is made by the agency regarding the action.

In response to public comments received on the Draft Environmental Impact Statement (“DEIS”), Perpetua Resources submitted a refined proposed action to the USFS in December 2020. To ensure a full analysis of the improved Project, the USFS will issue a Supplemental Draft Environmental Impact Statement (“SDEIS”) followed by an opportunity for public comment. On February 22, 2022, Perpetua Resources announced that it expects a preliminary SDEIS to be circulated for cooperating agency review in the second quarter of 2022. The publication of the SDEIS for public review and comment is expected in early third quarter 2022. The USFS is expected to provide a formal schedule later this year regarding the remaining steps in the NEPA review process.

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” and “Risks Factors” sections.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Year Ended
	December 31,	December 31,
	2021	2020
EXPENSES
Consulting	$185,031	$104,428
Corporate salaries and benefits	2,038,883	1,404,980
Depreciation	58,922	96,605
Directors’ fees	767,013	333,489
Exploration	22,716,806	26,416,999
Environmental liability expense	12,198,651	—
Gain on sale of equipment	—	(8,500)
Office and administrative	1,493,211	402,169
Professional fees	1,261,038	813,463
Shareholder and regulatory	555,517	387,632
Travel and related costs	14,789	32,801
OPERATING LOSS	$41,289,861	$29,984,066

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative	(774,094)	600,141
Change in fair value of convertible note derivative	(5,710,557)	179,133,742
Finance costs	362,551	3,353,367
Foreign exchange loss	842,573	7,838,609
Interest income	(58,308)	(277,818)
Total other expenses/(income)	$(5,337,835)	$190,648,041

Net Loss	$35,952,026	$220,632,107

Net Loss

Net loss for the year ended December 31, 2021, was $36.0 million compared with a net loss of $220.6 million for 2020. This $184.6 million decrease for the year was primarily attributable to a $184.8 million decrease in non-cash losses related to the change in fair value of the convertible note derivative, a $7.0 million decrease in foreign exchange loss, a $3.7 million decrease in exploration costs, a $3.0 million decrease in finance costs, and a $1.4 million decrease in non-cash losses related to the change in fair value of the warrant derivative. These reductions were partially offset by a $12.2 million increase in environmental costs, a $1.1 million increase in office and administrative, a $0.6 million increase in corporate salaries and benefits, a $0.4 million increase in directors’ fees, a $0.4 million increase in professional fees, a $0.2 million increase in shareholder and regulatory expenses, a $0.2 million decrease in interest income, and a $0.1 million increase in consulting. As noted above, for the year ended December 31, 2021, the Corporation’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Consulting

This expense relates to consulting services provided to the Corporation that do not relate to the exploration and evaluation of the Stibnite Gold Project. Consulting fees for the year ended December 31, 2021 are 77% higher than the previous year due to consulting work to support various corporate activities advanced in the first quarter of 2021, including the share consolidation and listing on the NASDAQ.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the year ended December 31, 2021 were $0.6 million, or 45%, higher than the previous year due to severance payments made to corporate employees in 2021.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units and stock options). This expense for the year ended December 31, 2021, is $433,524, or 130%, higher than the previous year primarily due to the increase in the number of stock options vesting in 2021 compared to 2020.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field office costs, engineering, permitting, environmental and legal and sustainability costs. The Corporation’s exploration expenses of $22.7 million during the year ended December 31, 2021 are $3.7 million, or 14%, lower than the previous year primarily due to a $3.9 million decrease in permitting, a $0.7 million decrease in legal and sustainability and a $0.5 million decrease in engineering partially offset by a $1.5 million increase in consulting and labor cost. Additional details of expenditures incurred are as follows:

	Years Ended
	December 31,	December 31,
	2021	2020
Consulting and labor cost	$7,547,802	$6,085,693
Engineering	1,036,467	1,551,112
Environmental and reclamation	711,307	832,591
Field office and drilling support	2,051,234	1,965,548
Legal and sustainability	1,399,976	2,142,935
Permitting	9,970,020	13,839,120
Exploration	$22,716,806	$26,416,999

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Upon signing of the ASAOC, the Company recorded an immediate expense of $7,473,805 and a corresponding environmental reclamation liability. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and is recognized at the present value of such costs. In 2021, the total cost estimate to voluntarily address environmental conditions increased to $12,198,651. As of December 31, 2021, the cost estimate for the environmental liability was $9,888,200.

Office and Administrative

This expense is predominantly insurance policies for the U.S. offices and is $1.1 million, or 271%, higher for the year ended December 31, 2021, than the previous year primarily due to insurance related to the NASDAQ listing which commenced in February 2021.

Professional Fees

This expense relates to the legal and accounting costs of the Corporation. The costs for the year ended December 31, 2021 were $447,575, or 55%, higher than the previous year primarily due to legal work on various organizational changes implemented in 2021, including the share consolidation and NASDAQ listing which commenced in February 2021, and the ASAOC.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. The expense for the year ended December 31, 2021 is $167,885, or 43%, higher than the previous year primarily due to fees related to the NASDAQ listing which commenced in February 2021.

Change in Fair Value of Warrant Derivative

The Corporation issued 200,000 warrants in a financing transaction in May 2013, with an exercise price denominated in Canadian dollars. The Corporation determined that warrants with an exercise price denominated in a currency that is different from the entity’s functional currency should be classified as a derivative and carried at their fair value. Any changes in their fair value from period to period have been recorded as a gain or loss in the Consolidated Statements of Operations. There are no circumstances under which Perpetua Resources will be required to pay cash upon exercise or expiry of the warrants or finder’s options (see Note 6 in the Consolidated Financial Statements).

Change in Fair Value of Convertible Note Derivative

The Corporation issued unsecured Convertible Notes with an interest rate of 0.05% per annum in March 2016 and March 2020 (together, the “Convertible Notes”) with an exercise price denominated in Canadian dollars. The Corporation determined that the Convertible Notes with an exercise price denominated in a currency that is different from the entity’s functional currency should be classified as a derivative and carried at their fair value. Any changes in their fair value from inception to balance sheet date have been recorded as a gain or loss in the Consolidated Statements of Operations. The convertible note derivative is valued at fair value. The decrease in fair value is due to the conversion of Convertible Notes during the year. During the year, the remaining Convertible Notes in the aggregate principal amount of C$15,409,901 were converted for 4,351,850 common shares of Perpetua Resources at a conversion rate of C$3.541 per common share (see Note 7 in the Consolidated Financial Statements).

Finance Costs

Finance costs for the Corporation include accretion and interest expense related to the Convertible Notes described above, transaction costs related to the Convertible Notes issued in March 2020 and interest expense on lease liabilities. These costs for the year ended December 31, 2021, are $2,990,816, or 89%, lower than the prior year due to notes converted in August 2020, the remainder of the Convertible Notes converted in 2021 and transaction costs on Convertible Notes upon issuance in 2020.

Foreign Exchange Loss

Changes in foreign exchange are driven by the change in value of the Canadian Dollar compared to the U.S. Dollar. The $842,573 loss for the year ended December 31, 2021, is a result of the translation of the Corporation’s Canadian dollar denominated balances primarily on the Convertible Notes and the convertible note derivatives before their conversion in 2021. In 2020 large increases in the value of the Convertible Note Derivatives during the year, as a result of a much higher stock price, drove a significant increase in foreign exchange losses as the value was converted from CAD to USD. In 2021, large decreases in the value of the Convertible Note Derivatives, due to both the conversion of Convertible Notes during 2020 and 2021 and a much lower stock price, drove a significant decrease in foreign exchange losses as the value was converted from CAD to USD.

Interest Income

This income results from interest received on the Corporation’s cash balances. Interest income decreased $219,510 in the year ended December 31, 2021, compared to the previous year as a result of lower interest rates throughout the year and lower average cash balances in the first half of 2021.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of December 31, 2021, Perpetua Resources had cash and cash equivalents totaling approximately $47.9 million, approximately $1.2 million in other current assets and $5.7 million in trade and other payables.

In August 2021, the Corporation completed a public offering for total gross proceeds of $57.5 million to be used to continue permitting, early restoration and field operations, engineering and design and general corporate purposes.

With its current capital resources, Perpetua Resources believes that it has sufficient funds to continue to advance the regulatory process related to permitting for mine development beyond 2022. Perpetua Resources plans to:

●	Continue engaging with Project stakeholders to provide those stakeholders with the opportunity for a better understanding of the Project concepts and to provide a forum for such stakeholders to provide further input into the Project;
●	Continue to collect environmental baseline data in support of the ongoing regulatory processes related to permitting for site restoration and redevelopment of the Project;
●	Continue to advance the regulatory process for the restoration and redevelopment of the Project; and
●	Continue to advance the voluntary early cleanup actions under the ASAOC.

It is management’s opinion, based on the Corporation’s current capital resources and liquidity that the Corporation will have sufficient assets to discharge its liabilities as they become due, to continue to advance the Stibnite Gold Project beyond 2022, and to meet its administrative and overhead requirements for more than a year. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all.

Our anticipated expenditures in fiscal year 2022 are approximately $27.5 million, which are expected to be funded from cash on hand. These expenditures include an estimated $12.2 million to fund permitting of the Stibnite Gold Project, $10.5 million for general corporate purposes and administrative costs, $0.7 million for engineering and design work and $4.1 million to advance early restoration and continue field operations. These costs are subject to change due to cost over-runs, delays or other unbudgeted events. See section Item 1A, Risk Factors – Risks Related to Our Business.

Critical Accounting Estimates

We believe the following accounting policies are critical to our consolidated financial statements due to the degree of uncertainty regarding the judgements or assumptions involved and/or the magnitude of the asset, liability, or expense being reported.

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are capitalized when incurred. Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral property claims.

Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed. The development stage begins when an ore body is determined to be economically recoverable based on Proven and Probable Mineral Reserves and ends when the production stage or exploitation of reserves begins. Major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, tailings impoundment, development of water supply and infrastructure developments.

Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, or (b) at undeveloped concessions. Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production that are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the Proven and Probable Mineral Reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Operations in that period.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write down to the estimated fair value is charged to the Consolidated Statements of Operations for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment.

Derivative Instruments

We evaluate our financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the Consolidated Statements of Operations. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current as settlement of the derivative instruments are at the option of the holder.

We use the Black-Scholes option valuation model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

Share Based Compensation

We account for all share-based payments and awards under the fair value-based method. Share-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable.

The fair value of share-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if we had paid cash instead of paying with or using equity-based instruments. The cost of the share-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

We account for the granting of stock options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all stock options is expensed over their vesting period with a corresponding increase to additional paid-in capital.

Compensation costs for share-based payments that do not include performance conditions are recognized on a straight-line basis. Compensation cost associated with a share-based award having a performance condition is recognized on the probable outcome of that performance condition during the requisite service period. Share-based awards with a performance condition are accrued on an award by award basis.

We use the Black-Scholes option valuation model to calculate the fair value of stock options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

PERPETUA RESOURCES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Perpetua Resources Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Perpetua Resources Corp. and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 18, 2022

We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Perpetua Resources Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Perpetua Resources Corp. and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and its financial performance and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte LLP

Chartered Professional Accountants

Vancouver, Canada

February 11, 2022

We have served as the Company’s auditor since 2011.

Perpetua Resources Corp.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,852,846	$25,037,766
Receivables	279,946	107,727
Prepaid expenses	946,281	646,996
	49,079,073	25,792,489
NON-CURRENT ASSETS
Buildings and equipment, net (Note 3)	165,256	189,294
Right-of-use assets (Note 4)	49,103	235,965
Environmental reclamation bond (Note 13)	3,000,000	—
Mineral properties and interest (Note 5)	72,204,334	71,913,864
TOTAL ASSETS	$124,497,766	$98,131,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$2,838,214	$3,736,222
Lease liabilities (Note 4)	69,987	201,825
Environmental reclamation liabilities (Note 13)	2,835,000	—
	5,743,201	3,938,047
NON-CURRENT LIABILITIES
Convertible notes (Note 7)	—	9,562,293
Convertible note derivative (Notes 7,8)	—	26,060,446
Warrant derivative (Notes 6)	100,770	874,864
Lease liabilities (Note 4)	—	65,136
Environmental reclamation liabilities (Note 13)	7,053,200	—
TOTAL LIABILITIES	12,897,171	40,500,786

COMMITMENT AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY (Note 9)
Common stock, no par value, unlimited shares authorized, 62,971,859 and 47,481,134 shares outstanding, respectively	615,359,152	528,715,788
Additional paid-in capital	29,454,696	26,176,265
Accumulated deficit	(533,213,253)	(497,261,227)
TOTAL SHAREHOLDERS’ EQUITY	111,600,595	57,630,826

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$124,497,766	$98,131,612

See accompanying notes to the consolidated financial statements

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2021	2020
EXPENSES
Consulting	$185,031	$104,428
Corporate salaries and benefits	2,038,883	1,404,980
Depreciation	58,922	96,605
Directors’ fees	767,013	333,489
Exploration	22,716,806	26,416,999
Environmental liability expense	12,198,651	—
Gain on sale of equipment	—	(8,500)
Office and administrative	1,493,211	402,169
Professional fees	1,261,038	813,463
Shareholder and regulatory	555,517	387,632
Travel and related costs	14,789	32,801
OPERATING LOSS	41,289,861	29,984,066

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative (Note 6)	(774,094)	600,141
Change in fair value of convertible note derivative (Note 8)	(5,710,557)	179,133,742
Finance costs	362,551	3,353,367
Foreign exchange loss	842,573	7,838,609
Interest income	(58,308)	(277,818)
Total other loss (income)	(5,337,835)	190,648,041

NET LOSS	$35,952,026	$220,632,107

NET LOSS PER SHARE, BASIC AND DILUTED	$0.66	$6.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	54,530,322	34,227,710

See accompanying notes to the consolidated financial statements

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2021 and 2020

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2019	27,112,550	$283,489,579	$25,882,517	$(276,629,120)	$32,742,976
Share based compensation	—	—	1,546,771	—	1,546,771
Shares issued upon conversion of convertible notes	19,969,280	242,142,800	—	—	242,142,800
Share issue cost	—	(22,148)	—	—	(22,148)
Shares issued through stock appreciation rights	24,142	233,103	(186,334)	—	46,769
Exercise of share purchase options	375,162	2,872,454	(1,066,689)	—	1,805,765
Net loss for the year	—	—	—	(220,632,107)	(220,632,107)
BALANCE, December 31, 2020	47,481,134	528,715,788	26,176,265	(497,261,227)	57,630,826
Share based compensation	—	—	3,949,204	—	3,949,204
Shares sold through stock offering (Note 9)	10,952,382	57,500,005	—	—	57,500,005
Share issue cost	—	(3,243,184)	—	—	(3,243,184)
Shares issued upon conversion of convertible notes (Note 8)	4,351,850	31,183,654	—	—	31,183,654
Shares issued through stock appreciation rights	39,789	301,794	(279,868)	—	21,926
Restricted shares units distributed	21,166	119,981	(119,981)	—	—
Exercise of share purchase options	125,538	781,114	(270,924)	—	510,190
Net loss for the year	—	—	—	(35,952,026)	(35,952,026)
BALANCE, December 31, 2021	62,971,859	$615,359,152	$29,454,696	$(533,213,253)	$111,600,595

Footnotes:

Common share amounts have been retrospectively restated for all prior periods to reflect the Share Consolidation effected on January 27, 2021. Refer to Note 9(a) – Equity - Authorized for more information

See accompanying notes to the consolidated financial statements

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES:
Net loss	$(35,952,026)	$(220,632,107)
Noncash items included in net loss:
Share based compensation (Note 9)	3,949,204	1,546,771
Depreciation (Note 3)	58,922	96,605
Accretion of convertible debt discount (Note 7)	362,545	3,096,636
Gain on disposal of buildings and equipment	—	(8,500)
Change in fair value of warrant derivative (Note 6)	(774,094)	600,141
Change in fair value of convertible note derivative (Note 8)	(5,710,557)	179,133,742
Environmental liability expense	12,198,651	—
Unrealized foreign exchange loss	917,662	7,922,572
Changes in:
Receivables	(182,331)	15,849
Prepaid expenses	(299,285)	135,420
Trade and other payables	(905,198)	(682,198)
Environmental reclamation liabilities	(2,310,451)	—
Net cash used in operating activities	(28,646,958)	(28,775,069)

INVESTING ACTIVITIES:
Investment in mineral properties and interest (Note 5)	(290,470)	(490,495)
Purchase of buildings and equipment	(34,884)	(38,796)
Sale of buildings and equipment	—	8,500
Purchase of surety bond	(3,000,000)	—
Net cash used in investing activities	(3,325,354)	(520,791)

FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes, net (Note 7)	—	35,000,000
Proceeds from sale of common stock	57,500,005	—
Payment of shares issue costs (Note 9)	(3,243,184)	(259,319)
Finance cost deducted as share issue costs	—	224,210
Proceeds from exercise of share purchase options (Note 9)	532,116	1,852,534
Net cash provided by financing activities	54,788,937	36,817,425

Effect of foreign exchange on cash and cash equivalents	(1,545)	11,579
Net increase in cash and cash equivalents	22,815,080	7,533,144
Cash and cash equivalents, beginning of year	25,037,766	17,504,622
Cash and cash equivalents, end of year	$47,852,846	$25,037,766

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,190	$32,521

CASH AND CASH EQUIVALENTS
Cash	$2,423,974	$2,244,839
Investment savings accounts	24,246,918	6,588,184
GIC and term deposits	21,181,954	16,204,743
Total cash and cash equivalents	$47,852,846	$25,037,766

See accompanying notes to the consolidated financial statements

Perpetua Resources Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations

Perpetua Resources Corp. (the “Corporation”, the “Company”, “Perpetua Resources” or “Perpetua”) was incorporated on February 22, 2011 under the Business Corporation Act of British Columbia. The Company was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Company’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project (“Stibnite Gold Project” or the “Project”). The Company currently operates in one segment, mineral exploration in the United States.

The Corporation has had continuing net losses and has an accumulated deficit of approximately $533.2 million of December 31, 2021. As of December 31, 2021, the Company had cash and cash equivalents totaling approximately $47.9 million and net working capital of approximately $43.3 million. It is management’s opinion, based on the Corporation’s current capital resources and liquidity, that the Corporation will have sufficient assets to discharge its liabilities as they become due, to continue advancing the regulatory process related to permitting for mine development for a reasonable period of time from the date these consolidated financial statements are issued.

2.Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

a.     Basis of Consolidation

These consolidated financial statements include the financial statements of Perpetua Resources and its wholly owned subsidiary companies:

Perpetua Resources Idaho, Inc.;

Idaho Gold Resource Company, LLC; and

Stibnite Gold Company (merged with Idaho Gold Resource Company, LLC in 2021 and liquidated).

All intercompany transactions, balances, income and expenses have been eliminated.

b.     Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

c.     Functional and Reporting Currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional and reporting currency of the Company and its subsidiaries is the U.S. Dollar (“USD” or “$”). All amounts in these consolidated financial statements are in USD, unless otherwise stated.

Transactions in currencies other than the entity’s functional currency are recorded at the exchange rate prevailing at the dates of the transactions. Monetary assets and liabilities are translated using the period end foreign exchange rate. Non-monetary assets and liabilities are translated using the historical rate. All gains and losses on translation of these foreign currency transactions are included in the Consolidated Statements of Operations.

d.     Cash and Cash Equivalents

For the purpose of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid investments readily convertible to a known amount of cash with an original maturity of three months or less and subject to an insignificant risk of changes in value to be cash equivalents.

e.     Buildings and Equipment

Buildings and equipment are recorded at cost less depreciation and depletion and accumulated impairment losses, if any. We capitalize expenditures for improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. When an asset is sold, we recognize a gain (loss) in the Consolidated Statements of Operations based upon the proceeds received on the sale less the net carrying value of the asset. The cost of self-constructed assets includes the cost of materials, direct labor and an appropriate portion of normal overhead. Portions of interest costs incurred on debt is capitalized as a part of the cost of constructing or acquiring certain qualifying assets.

The Company depreciates its assets, less their estimated residual values, as follows:

Category	Method	Useful life
Equipment and Vehicles	Straight-line	3 to 7 years
Buildings	Straight-line	5 to 8 years

Buildings and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of buildings and equipment, the recoverability test is performed using undiscounted net cash flows related to the assets or asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets or asset group.

f.     Mineral Properties and Interest

Perpetua Resources is in the development stage based on the Company’s Probable Mineral Reserves as set forth in the TRS. Mineral properties and interest acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral properties and interest acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred.

When it is determined that a mining deposit can be economically and legally extracted or produced based on established Proven and Probable Mineral Reserves under the United States Securities and Exchange Commission (“SEC”) S-K 1300, development costs related to such reserves and incurred after such determination will be considered for capitalization. The establishment of Proven and Probable Mineral Reserves is based on results of feasibility studies, which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future are written off.

We review and evaluate the net carrying value of mineral properties and interest for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis.

If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, an impairment loss will be recorded. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

The recoverability of the carrying values of mineral properties and interest is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes.

g.     Leases

Upon inception, we determine if a contractual arrangement is, or contains, a lease. Right-of-use (“ROU”) assets and liabilities related to operating leases are separately reported in the consolidated balance sheets. The Company currently has no finance leases.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. Operating lease ROU assets and liabilities also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

h.     Share Based Compensation

The Company uses its common stock for various forms of share based compensation arrangements entered into with directors, officers, employees and consultants. Share based compensation arrangements are accounted for at fair value on the date of grant. For awards with graded vesting, the fair value of each tranche is measured separately and recognized over its respective vesting period. Total amount recognized as expense is adjusted to reflect the number of share options which ultimately vest. The Company recognizes forfeitures as they occur.

The fair value of stock options is determined using a Black-Scholes valuation model. Option pricing models require the input of subjective assumptions including the length of time employees will retain their vested stock options before exercising them, expected share price volatility, and interest rate. Changes in the input assumptions can materially affect the fair value estimate and the Company's net loss.

The fair value of other share-based awards is based on the valuation of the common stock on the date of grant. The fair value of time-based awards that are ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service period. The fair value of performance-based awards is adjusted for the probability of achieving the performance conditions and is recognized on a straight line basis over the term of the award agreement.

i.     Reclamation and Remediation Costs and Asset Retirement Obligations

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration, development and production activities. The estimated costs associated with environmental remediation obligations are accrued in the period in which the liability is incurred if it is reasonably estimable or known. The Company has $9,888,200 and $0 accrued at December 31, 2021 and 2020, respectively, for such obligations.

The Company recognizes asset retirement obligations for statutory, contractual, or legal obligations associated with buildings and equipment and mineral interests and properties when those obligations result from the acquisition, construction, development or normal operation of the assets. The Company records a liability for the present value of estimated reclamation costs, and the related asset created with it, in the period in which the liability is incurred. The liability is accreted, and the asset is depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation are made in the period incurred. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value of such costs. The Company’s estimates of reclamation costs could change as a result of changes in regulatory requirements, discount rates and assumptions regarding the amount and timing of the future expenditures. The Company has no asset retirement obligations as of December 31, 2021 and 2020.

Future reclamation and environmental-related expenditures are difficult to estimate in many circumstances due to the early-stage nature of Company’s operations, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed becomes available. Changes in estimates are reflected in the Consolidated Statements of Operations in the period an estimate is revised.

j.     Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

k.     Convertible Debt

Upon the issuance of convertible debt, the Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment, the instrument is evaluated for consideration of any beneficial conversion features.

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity if they are freestanding and meet the conditions for equity classification. The equity component is treated as a discount on the liability component of the convertible debt, which is amortized over the term of the convertible debt using the effective interest rate method. Debt issuance costs related to the convertible debt are allocated to the liability and equity components of the convertible debt based on their relative values. Debt issuance costs allocated to the liability component are amortized over the life of the convertible debt as additional non-cash interest expense. Transaction costs allocated to equity are netted with the equity component of the convertible debt instrument in shareholders’ equity.

l.     Derivative Instruments

Derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designations. Changes in the fair value of derivative instruments not designated as hedges are recorded in the consolidated Statements of Operations as a component of other income (expense).  The Company has no derivative instruments designated as hedges at December 31, 2021.

The Company evaluates and accounts for embedded derivatives in its financial instruments based on three criteria that, if met, require bifurcation of embedded derivatives from their host instruments and accounting for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not required to be re-measured at fair value and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is shown at its fair value at each balance sheet date and recorded as an asset or liability with the change in fair value recorded in the Consolidated Statements of Operations as other income (expense).

The Company uses the Black-Scholes Option Pricing Model or other valuation models for valuation of the conversion option derivative associated with its convertible notes and warrant derivative. Valuation models require the input of subjective assumptions including expected share price volatility, interest rate and forfeiture rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss.

m.     Income Taxes

Income taxes are accounted for under the liability method. Under this method deferred income tax liabilities or assets are recorded for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. We provide for federal, state and foreign income taxes currently payable, if any. Federal, state and foreign tax benefits are recorded as a reduction of income taxes, when applicable.

A valuation allowance is recorded against deferred tax assets if management does not believe the Company is more likely than not that the asset will be recognized. We evaluate available positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.

We evaluate uncertain tax positions in a two-step process, whereby (i) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized.

n.     Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding share purchase options were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting periods. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive.

The Company’s potential dilutive shares of common stock include outstanding share purchase options, restricted share units (RSUs), performance share units (PSUs), deferred share units (DSU), warrants and convertible notes. Potentially diluted shares as of December 31, 2021 were as follows:

	December 31,
	2021	2020
Share purchase options	2,497,150	1,959,588
Share units	82,297	—
Warrants	200,000	200,000
Convertible notes	—	4,351,850
Balance	2,779,447	6,511,438

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

o.     Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and convertible notes. The fair values of these instruments approximate their carrying value unless otherwise noted.

p.     Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents. The Corporation holds its cash with Canadian chartered banks and the risk of default is considered to be remote. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

q.     COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Government measures to limit the spread of COVID-19, including the closure of non-essential businesses, did not materially disrupt the Company’s operations during the year.

Due to the rapid developments and uncertainty surrounding COVID-19, it is not possible to predict the impact that COVID-19 will have on our business, financial position and operating results in the future. The Company is closely monitoring the impact of the pandemic on all aspects of its business.

r.     Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The Company will adopt this ASU on January 1, 2022 and is currently evaluating the potential impact of the new guidance on our financial statements.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.Buildings and Equipment

At December 31, 2021 and 2020, the Company’s buildings and equipment were as follows:

	Years ended
	December 31, 2021	December 31, 2020
Buildings	$2,320,291	$2,320,291
Equipment and Vehicles	4,284,020	4,249,136
	6,604,311	6,569,427
Accumulated Depreciation	(6,439,055)	(6,380,133)
Balance	$165,256	$189,294

Depreciation expense on buildings and equipment for the years ended December 31, 2021 and 2020 was $58,922 and $96,605, respectively.

4.Leases

The Company has various lease agreements for building space for the corporate office in Vancouver, BC, and for the U.S. subsidiaries in Donnelly and Boise, Idaho which have been determined to be operating leases. For measurement of the original lease liability and right of use asset, the Company assumed a discount rate of 10.0% based on the Company's incremental borrowing rate. The weighted average remaining lease term for operating leases as of December 31, 2021 was 0.5 years. During the years ended December 31, 2021 and 2020, the Company recognized $206,200 and $275,532, respectively, in rent expense which is included in office and administrative expense on the Consolidated Statements of Operations. At December 31, 2021, all remaining undiscounted lease payments of $66,890 under these lease agreements will be paid in 2022. Subsequent to December 31, 2021, the Company entered into new agreements to lease building space for the Donnelly and Boise offices.

5.Mineral Properties and Interest

At December 31, 2021 and 2020, the Company’s mineral properties and interest at the Stibnite Gold Project totaled $72,204,334 and $71,913,864, respectively.

The Company’s subsidiaries acquired mineral rights to the Stibnite Gold Project through several transactions. All mineral rights held by the Company’s subsidiaries are held through patented and unpatented mineral and mill site claims, except the Cinnabar option claims which are held under an OTP, and all of the Stibnite Gold Project is subject to a 1.7% net smelter returns royalty upon the sale of project-related production.

Included in mineral properties and interest are annual payments made under option agreements, where the Company is entitled to continue to make annual option payments or, ultimately, purchase certain properties. Annual payment due under option agreements during 2022 are $180,000.

As of December 31, 2021, it has not yet been determined that the Project's mining deposits can be economically and legally extracted or produced because the Project's estimated reserves do not yet meet the definition of proven reserves under the United States SEC Regulation S-K 1300.

Accordingly, development costs related to such reserves will not be considered capitalized unless they are incurred after such determination. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.

Although the Company has taken steps to review and verify mineral rights to the properties in which it has an interest, in accordance with industry standards for properties in the exploration stage, these procedures do not guarantee the Company’s title and interests. Mineral title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.

6.Warrant Derivative

In May 2013, the Company issued to Franco Nevada Company (“Franco”) 200,000 share purchase warrants (“Franco Warrants”) for gross proceeds of $350,000. The Franco Warrants are exercisable into 200,000 common shares of the Company at C$12.30 per warrant. The Franco Warrants contain a mandatory conversion feature which requires Franco to exercise 100% of the outstanding warrants if, at any time, the volume weighted average trading price of Perpetua Resources’ common shares is equal to or greater than C$32.30 for a period of 30 consecutive trading days. The Franco Warrants expire on May 9, 2023.

The exercise price of the Franco Warrants is denominated in Canadian Dollars; however, the functional currency of the Company is the U.S. Dollar. As a result of this difference in currencies, the proceeds that will be received by the Company are not fixed and will vary based on foreign exchange rates and the warrants are a derivative and are required to be recognized and measured at fair value at each reporting period. Any changes in fair value from period to period are recorded as a gain or loss in the Consolidated Statements of Operations. There are no circumstances in which the Company would be required to pay any cash upon exercise or expiry of the warrants.

A reconciliation of the change in fair values of the derivative is below:

Fair Value of
Warrant Derivative
Balance, December 31, 2019	$274,723
Change in fair value of warrant derivative	600,141
Balance, December 31, 2020	874,864
Change in fair value of warrant derivative	(774,094)
Balance, December 31, 2021	$100,770

The fair value of the warrants was calculated using the Black-Scholes valuation model. As of December 31, 2021 and 2020, the inputs used in the Black-Scholes valuation model are:

	Years ended
	December 31,	December 31,
	2021	2020
Share price	C$5.65	C$12.20
Exercise price	C$12.30	C$12.30
Expected term (in years)	1.4	2.4
Expected share price volatility	72%	79%
Annual rate of quarterly dividends	0%	0%
Risk-free interest rate	1.0%	0.2%

7.Convertible Notes

On March 17, 2016, the Company issued unsecured convertible notes (the “2016 Notes”) for gross proceeds of $38.5 (C$50.0) million and a maturity date of March 17, 2023. On March 17, 2020, the Company issued a second round of unsecured convertible notes (the “2020 Notes”) for gross proceeds of $35.0 (C$47.6) million and a maturity date of March 17, 2027. Both sets of notes, collectively the “Convertible Notes”, have identical features and bear interest at a rate of 0.05% per annum, payable annually in cash or common shares (at the Company’s election) or added to the principal and payable on maturity. Upon maturity, and for each set of notes, the outstanding principal amount is due and payable in cash unless converted in advance of that date. The holders of the Convertible Notes may convert any portion of their Convertible Notes at any time prior to the maturity date into common shares of the Company, at a price of C$3.541 per share for the 2016 Notes and a price of C$4.655 for the 2020 Notes. If there is an equity financing completed at 95% of the conversion price, or below, the conversion price is adjusted downward. The Convertible Notes can be redeemed by the Company after four years with not more than 60-days written notice and not less than 30-days written notice when the Company’s common shares reach a volume weighted average trading price for 20 consecutive trading days of C$7.082 or higher for the 2016 Notes and C$9.31 or higher for the 2020 Notes. Following the notice of redemption, but prior to the redemption date, the holders may convert their Convertible Notes to be redeemed into common shares at the then-current conversion price.

The terms for the 2020 Notes were announced on March 10, 2020, for gross proceeds of $35.0 million at a USD:CAD exchange rate of 1:1.36 (C$47.6 million due and payable upon maturity). The 2020 Notes were issued on March 17, 2020, with a USD:CAD exchange rate of 1:1.42; this movement resulted in a foreign exchange gain on the date of issuance.

Each set of Convertible Notes are deemed to contain an embedded derivative (collectively, the “Convertible Note Derivatives”) relating to the conversion option. The Convertible Note Derivatives were valued upon initial recognition at fair value using partial differential equation methods. At inception, for each set of notes, the face value of the notes was reduced by the estimated fair value of the related convertible note derivative and the transaction costs.

On August 26, 2020, convertible notes in the aggregate principal amount of C$82,102,500 (C$34,502,500 of the 2016 Notes and C$47,600,000 for all 2020 Notes), were converted for 19,969,280 common shares of the Company.

During the year ended December 31, 2021, the remaining 2016 Notes in the aggregate principal amount of C$15,409,901 were converted for 4,351,850 common shares of Perpetua Resources. As of December 31, 2021, the Corporation has no outstanding convertible notes. During 2021 and 2020, interest payments were made to note holders in cash, in the amount of $7,190 and $32,521, respectively.

The components of the Convertible Notes activity during the years ended December 31, 2021 and 2020, including conversion related activity are as follows:

Convertible Notes
Balance, December 31, 2019	$27,336,373
Additions	16,168,678
Conversions	(38,674,790)
Accretion and interest expense	3,129,157
Interest payments	(32,521)
Foreign exchange adjustments	1,635,396
Balance, December 31, 2020	9,562,293
Conversions	(10,263,119)
Accretion and interest expense	362,545
Interest payments	(7,190)
Foreign exchange adjustments	345,471
Balance, December 31, 2021	$—

8.Convertible Note Derivative

Convertible Note Derivatives related to each set of Convertible Notes (Note 7) were valued upon initial recognition at fair value using partial differential equation methods and are subsequently re-measured at fair value at each period end through the Consolidated Statements of Operations. The convertible note derivative related to the 2016 Notes (the “2016 Derivative”) had an initial fair value of $19.8 million. The convertible note derivative related to the 2020 Notes (the “2020 Derivative”) had an initial fair value of $17.2 million. The components of the derivatives, collectively the “Convertible Note Derivatives”, are summarized as follows and include activity related to the note conversions as discussed in Note 7:

Convertible Note
Derivative
Balance, December 31, 2019	$25,478,212
Additions	17,197,994
Conversions	(203,468,010)
Fair value adjustment	179,133,742
Foreign exchange adjustments	7,718,508
Balance, December 31, 2020	$26,060,446
Conversions	(20,920,535)
Fair value adjustment	(5,710,557)
Foreign exchange adjustments	570,646
Balance, December 31, 2021	$—

Upon conversion of the remaining Convertible Notes the fair value of the Convertible Note Derivatives and the carrying value of the Convertible Notes, on that date, were reclassified to share capital.

The fair value of the Convertible Note Derivatives at the conversion date is considered to be the intrinsic value, which is the share price on the date of conversion minus the conversion price. The fair value of the remaining Convertible Note Derivative was calculated using partial differential equation methods. The assumptions used in the valuation model include the following, with a change in share price having the most significant impact on the valuation:

	December 31, 2021	December 31, 2020
Risk-free interest rate	—	0.2%
Expected term (in years)	—	2.2
Share Price	—	C$12.20
Credit Spread	—	10%
Implied discount on share price	—	21% - 9%
Expected share price volatility	—	77%

9.Equity

a.	Authorized
●	Unlimited number of common shares without par value.
●	Unlimited number of first preferred shares without par value.
●	Unlimited number of second preferred shares without par value.

On January 27, 2021, the Company completed a one-for-ten (1:10) reverse share split of all of its issued and outstanding common shares (“Share Consolidation”), resulting in a reduction of the issued and outstanding common shares from 475,227,060 to 47,522,706. The number of shares reserved under the Company’s equity and incentive plans were adjusted to reflect the Share Consolidation. All share, per share data, and warrant and option exercise prices presented in the Company’s consolidated financial statements have been retroactively adjusted to reflect the Share Consolidation unless otherwise noted.

In August 2021, the Company issued 10,952,382 common shares at a price of $5.25 per common share for gross proceeds of approximately $57.5 million with transaction costs of $3.2 million. The net proceeds of the issuance were $54.3 million.

b.	Share based compensation

On March 8, 2021, the Company adopted the Omnibus Equity Incentive Plan (the “Plan”) to provide the Corporation with share-related mechanisms to attract, retain and motivate qualified directors, employees and consultants of the Company and its subsidiaries, to reward such of those directors, employees and consultants as may be granted awards under this Plan by the Board from time to time for their contributions toward the long-term goals and success of the Corporation and to enable and encourage such directors, employees and consultants to acquire shares as long-term investments and proprietary interests in the Corporation. The Plan was approved by the Corporation’s shareholders on April 16, 2021.

The Plan allows for awards in the following forms:  stock purchase option, restricted share unit, performance share unit or deferred share unit. Under the terms of the Plan, the aggregate maximum number of shares that may be issued pursuant to awards granted under the Plan cannot exceed 4,280,530 shares.  Shares delivered under the Plan can be: 1) authorized but unissued shares, 2) treasury shares, or 3) shares purchased on the open market or by private purchase.

Prior to adoption of the Plan, the Company had the Evergreen Incentive Stock Option Plan (the “Former Plan”) in place. Under the terms of the Former Plan, options may be exercisable over periods not to exceed ten years as determined by the Board of Directors of the Corporation and the exercise price could not be less than the five-day weighted-average share price on the day preceding the award date, subject to regulatory approval. The Former Plan included a Stock Appreciation Rights (“SAR”) clause which allows individuals the option to terminate vested options and receive shares in lieu of the benefits which would have been received had the options been exercised. Stock options granted were subject to vesting, typically with one quarter vesting upon issuance and one quarter vesting on each anniversary from the date of grant.

Share based compensation was recognized in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 as follows:

	December 31,
	2021	2020
Exploration	$2,167,722	$1,158,967
Consulting	8,080	28,279
Corporate salaries and benefits	1,006,389	227,492
Directors’ fees	767,013	178,801
Total	$3,949,204	$1,593,539

Share purchase options

A summary of share purchase option activity within the Company’s share-based compensation plan for the years ended December 31, 2021 and December 31, 2020 is as follows:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2019	1,972,625	$7.72
Options granted	442,500	5.72
Options expired	(20,125)	5.44
Options terminated via SAR	(60,250)	6.91
Options exercised	(375,162)	6.54
Balance, December 31, 2020	1,959,588	$7.40
Options granted	1,013,500	11.40
Options expired	(240,550)	9.17
Options terminated via SAR	(109,850)	6.00
Options exercised	(125,538)	4.99
Balance, December 31, 2021	2,497,150	$9.15

During the years ended December 31, 2021 and 2020, the Company’s total share based compensation from options was $3,636,761 and $1,593,539, respectively.

The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model. The grant date fair value of options granted during the years ended December 31, 2021 and 2020 was approximately $5.2 million and $1.1 million, respectively. The Company uses the Black-Scholes option valuation model. The risk-free interest rate is based on the government security rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company. The weighted average inputs used in the Black-Scholes option pricing model for options granted during the years ended December 31, 2021 and 2020 are:

	December 31, 2021	December 31, 2020
Fair value options granted	$5.14	$3.23
Risk-free interest rate	0.5%	1.4%
Expected term (in years)	5.0	5.0
Expected share price volatility	72%	65%
Expected dividend yield	—	—

An analysis of outstanding share purchase options as of December 31, 2021 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise
Prices (C$)	Number	Price (C$) [1]	Remaining Life[2]	Number	Price (C$) [1]	Remaining Life[2]
$3.50 - $5.90	239,150	5.29	1.65	191,650	5.62	1.26
$5.90 - $7.20	494,375	6.31	2.85	286,000	6.36	2.72
$7.21 - $9.70	888,125	9.27	1.66	611,625	9.25	1.11
$9.71 - $11.80	875,500	11.69	3.90	256,375	11.41	3.52
$3.50 - $11.80	2,497,150	9.15	2.68	1,345,650	8.53	1.93

1   Weighted Average Exercise Price (C$)

2   Weighted Average Remaining Contractual Life (Years)

As of December 31, 2021, all unvested options are expected to vest and unvested compensation of approximately $1,660,690 will be recognized over the next 2.7 years. As of December 31, 2021, the intrinsic value of outstanding and exercisable share purchase options is $139,771 and $62,461, respectively. During the years ended December 31, 2021 and 2020, the intrinsic value of share purchase options exercised was approximately $0.5 million and $2.6 million, respectively.

Restricted Share Units

The following table summarizes activity for restricted share units awarded under the Plan that vest over the required service period of the participant.

		Weighted Average
		Grant Date
	Share Units	Fair Value
Unvested, December 31, 2019 and 2020	—	$—
Granted	63,500	5.66
Distributed (vested)	(21,166)	5.66
Cancelled	—	—
Unvested, December 31, 2021	42,334	5.66

For awards granted to date in 2021, the Company has recognized approximately $142,940 in compensation expense and expect to record an additional $216,469 in compensation expense over the remaining vesting period related to these awards. The 42,334 unvested units at December 31, 2021 are scheduled to vest as follows:

2022	21,167
2023	21,167
Total	42,334

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met.

Performance Share Units

The following table summarizes activity for performance share units awarded under the Plan:

		Weighted Average
		Grant Date
	Share Units	Fair Value
Unvested, December 31, 2019 and 2020	—	$—
Granted	10,750	5.66
Distributed (vested)	—	—
Cancelled	—	—
Unvested, December 31, 2021	10,750	5.66

These performance share units vest upon completion of the performance period (through 2022) and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Corporation determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions.

The share based compensation cost is measured using the grant date fair value.  The expense related to the performance share units (if any) is recognized on a straight-line basis over the vesting period following that date of the award based on the probability of the criteria being achieved. Upon the achievement of the conditions, any unvested performance share units become fully vested.  Unvested units will be forfeited by participants upon termination of employment in advance of vesting.

For awards granted to date in 2021, the Company has recognized approximately $12,008 in compensation expense and expect to record an additional $48,836 in compensation expense over the remaining vesting period related to these awards.  The latest vesting date for unvested units as of December 31, 2021 is September 2022

Deferred Share Units

Under the Plan, the Company may issue deferred share units to non-employee directors. Directors may be given the right to elect between 0% and 100% of any director fees to be paid in form of such units. Settlement of the shares occurs upon the cessation of the director’s service. During 2021, 29,213 shares with a fair value of $157,495 were credited to the non-employee directors and the related compensation expense was charged to Directors’ fees in the Consolidated Statements of Operations.

c.	Warrants

There was a total of 200,000 warrants outstanding as of December 31, 2021. See Note 6.

10.Financial Instruments and Fair Value Measurements

At December 31, 2021, the Company’s financial instruments consist of cash and cash equivalents, receivables, environmental reclamation bond and trade and other payables, and all approximate their fair value due to their short-term nature.

The Company’s financial instruments also consist of the warrant derivative at December 31, 2021 and 2020 and the convertible note derivatives at December 31, 2020. The derivatives are valued at fair value at the end of each reporting period. At December 31, 2021 and 2020, the levels in the Fair Value hierarchy into which the Company’s financial assets and liabilities are measured and recognized on the balance sheet at fair value are categorized as follows:

	Level 1	Level 2	Level 3

	December 31, 2021
Warrant Derivative (Note 6)	$—	$—	$100,770
Total	$—	$—	$100,770

	December 31, 2020
Convertible Note Derivative (Note 8)	$—	$—	$26,060,446
Warrant Derivative (Note 6)	—	—	874,864
Total	$—	$—	$26,935,310

The Company uses the Black-Scholes Option Pricing Model or other valuation models for valuation of its Convertible Note Derivative and warrant derivative. Valuation models require the input of subjective assumptions including expected share price volatility, interest rate and forfeiture rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss.

11.Related Party Transactions

At December 31, 2020, the Company owed $140,000 to Paulson & Co., Inc., a major shareholder of the Company, related to the reimbursement of expenses they incurred on the requisition of a shareholder meeting in November 2020. This amount is included in Trade and other payables on the consolidated balance sheet as of December 31, 2020 and was paid in September 2021.

12.Income taxes

No benefit (provision) has been recognized for the years ended December 31, 2021 and 2020.  The United States and Canada components of net loss for the years ended December 31, 2021, and 2020 are as follows:

	December 31,
	2021	2020
United States	$28,838,629	$215,916,677
Canada	7,113,397	4,715,430
Total	$35,952,026	$220,632,107

The benefit (provision) for income taxes reported differs from the amount computed by applying the applicable income tax rates to the loss before the tax provision due to the following:

	December 31,
	2021	2020
Income tax benefit computed at statutory rate of 21%	$(7,549,925)	$(46,332,742)
State tax, net of federal tax benefit	(1,846,137)	(12,070,231)
Difference in foreign tax rates	(1,920,617)	(1,273,166)
Change in state tax rate	979,799	(692,519)
Deferred tax adjustments	2,320,679
Change in valuation allowance	6,190,063	12,330,810
Non-deductible tax items:
(Gain) loss on derivative liability	(209,005)	47,418,045
Share based compensation	2,010,440	430,256
Other	24,703	189,547
Income tax provision (benefit)	$—	$—

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2021	2020
Net operating loss carryforward – U.S.	$37,457,055	$35,390,672
Net operating loss carryforward – CAD	8,641,690	7,271,143
Buildings and equipment	480,916	496,121
Mineral interest and properties	35,889,391	33,857,575
Convertible notes	—	6,811,890
Financing costs	824,691	—
Environmental obligation	2,584,281	—
Other	532,992	985,435
Deferred tax assets	86,411,016	84,812,836
Less valuation allowance	(86,411,016)	(84,812,836)
Net deferred tax assets	$—	$—

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on the weight of all available evidence. The resulting valuation allowance recorded against the net deferred tax assets of the Company is approximately $86.4 million and $84.8 million as of December 31, 2021 and 2020, respectively.  At December 31, 2021, approximately $825,000 of the allowance balance relates to future tax benefits that will be credited directly to equity once it is recognized.  The changes in the valuation allowance for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Valuation allowance on deferred tax assets, beginning of year	$(84,812,836)	$(72,482,026)
Change related to:
Valuation allowance movement recognized in continuing operations	(6,190,063)	(12,330,810)
Valuation allowance movement recognized in equity	4,591,883	—
Valuation allowance on deferred tax assets, end of year	$(86,411,016)	$(84,812,836)

As of December 31, 2021, the Company has U.S. loss carryforwards of approximately $82.3 million that expire in 2029 through 2037 and approximately $69.9 million with no expiration but which are subject to an 80% limitation upon utilization.  The Company has state net operating loss carryforwards of approximately $107.0 million that expire in 2031 through 2041 and Canadian loss carryforwards of approximately $32.0 million that expire in 2031 through 2041 available to reduce future years’ income for tax purposes. The deferred tax asset table above reflects the tax-effected balances of the Company’s net operating loss carryforwards using a 26.14% rate for U.S.-based carryforwards and 27.00% rate for Canada-based carryforwards. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations under Section 382 of the Code due to changes in control that may have occurred as a result of recent capital transactions.

In 2021, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. and Canada federal jurisdictions, the state of Idaho jurisdiction, and the province of British Columbia jurisdiction. The Company had no unrecognized tax benefits as of December 31, 2021 and 2020.  The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. U.S. tax returns for the years 2018 to 2020 and Canadian tax returns for the years 2017 to 2020 remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions. Tax returns for years prior to 2018 may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

13.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to the ASAOC. The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The aggregate cost of the obligation was estimated to be approximately $7,473,805. Upon the signing of the ASAOC, the Company recorded an immediate expense of $7,473,805 and a corresponding environmental reclamation liability.  The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the current schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. In 2021, the total cost estimate to voluntarily address environmental conditions increased to $12,198,651. As of December 31, 2021, the corresponding environmental liability was estimated to be $9,888,200. Movements in the environmental reclamation liability during the year ended December 31, 2021, are as follows:

Balance, December 31, 2020	$—
Additions	12,198,651
Work performed on early action items	(2,310,451)
Balance, December 31, 2021	$9,888,200
Current portion	2,835,000
Non-current portion	7,053,200

The Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

14.Commitments and Contingencies

a.	Mining Claim Assessments

The Company currently holds mining claims on which it has an annual assessment obligation of $250,470 to maintain the claims in good standing. The Company is committed to these payments indefinitely. Related to the Mining Claims Assessments is a $335,000 bond related to the Company’s exploration activities.

b.	Stibnite Foundation

Upon formation of the Stibnite Foundation on February 26, 2019, the Corporation became contractually liable for certain future payments to the Stibnite Foundation based on several triggering events, including receipt of a final Record of Decision issued by the U.S. Forest Service, receipt of all permits and approvals necessary for commencement of construction, commencement of construction, commencement of commercial production, and commencement of the final reclamation phase. These payments could begin as early as Q2 2023 based on the current permitting schedule and range from $0.1 million to $1 million (upon commencement of final reclamation phase) in cash and 150,000 shares of the Corporation’s common stock. During commercial production, the Corporation will make payments to the Stibnite Foundation equal to 1% of Total Comprehensive Income less debt repayments or a minimum of $0.5 million each year.

The Foundation will support projects that benefit the communities surrounding the Stibnite Gold Project and was created through the establishment of the Community Agreement between Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

c.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of December 31, 2021, the option payments due on these properties in 2022 are $180,000, which will be paid in the next year. The agreements include options to extend.

d.	Off balance sheet arrangements

The Corporation has no off-balance sheet arrangements as of December 31, 2021 and the date of this Annual Report.

e.Legal Update

The Company is a party to ongoing legal proceedings with the Nez Perce Tribe for alleged violations of the Clean Water Act related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Company promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Later, the court allowed the Company to amend its answer and file a third-party complaint and the Company also filed a separate citizen suit against the USFS alleging the point source discharges, referred to by the Nez Perce Tribe in its complaint, were alleged to be occurring on lands owned and controlled by the United States. Pursuant to the consummation of an Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the U.S. EPA and the United States Department of Agriculture, the Company dismissed its pending actions against USFS. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore ADR options. A stay was entered by the court in February 2021 and has been subsequently extended a number of times while the ADR process continues.

The ASAOC entered into by the Company, the U.S. EPA, and the United States Department of Agriculture requires numerous voluntary early actions to occur over the next several years. Perpetua Resources Idaho, Inc. is presently executing the development of the Phase 1 early cleanup actions (known as “time critical removal actions”) that, upon final work plan approval by the federal agencies, will be designed and constructed to efficiently improve water quality in a number of areas on the Site while other, longer-term proposed actions relating to Project operations are being evaluated through the NEPA process.

15.Subsequent Events

On February 22, 2022, the Company announced that it expects the USFS to publish a supplemental draft environmental impact statement (“SDEIS” or “supplemental DEIS”) for public review and comment in the third quarter of 2022. During the last 18 months, the USFS and cooperating agencies have performed an extensive review of Perpetua's refined proposed action. Perpetua anticipates the preliminary SDEIS will be circulated for cooperating agency review in the second quarter of 2022 with a public release of the SDEIS to follow shortly thereafter. The USFS is expected to provide a formal schedule update later this year and Perpetua remains committed to supporting a thorough and efficient NEPA process by the USFS.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Attestation Report of the Registered Public Accounting Firm.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for emerging growth companies.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of the report:
(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 1208)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	See Item 15(b)
(b)	Exhibits:

Exhibit No.	Exhibit or Financial Statement Schedule

3.1

Certificate of Incorporation of Perpetua Resources Corp. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).

3.2

Notice of Articles and Articles filed under the Business Corporations Act (British Columbia) (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).

3.3	Certificate of Change of Name (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
4.1	Description of Common Shares.
10.1

Amended and Restated Investor Rights Agreement between Midas Gold Corp., Idaho Gold Resources Company, LLC and Paulson & Co. Inc., dated March 17, 2020 (incorporated by reference to Exhibit 99.50 of the Company’s Registration Statement on Form 40-F (File No. 000-56206) filed with the SEC on September 23, 2020).

10.2	Investor Rights Agreement between Midas Gold Corp. and Barrick Gold Corporation, dated May 16, 2018.
10.3

First Amending Agreement to the Investor Rights Agreement between Midas Gold Corp. and Barrick Gold Corporation, dated March 24, 2019 (incorporated by reference to Exhibit 99.15 of the Company’s Registration Statement on Form 40-F (File No. 000-56206) filed with the SEC on September 23, 2020).

10.4	Second Amending Agreement to Investor Rights Agreement between Midas Gold Corp. and Barrick Gold Corporation, dated May 15, 2019.
10.5	Third Amending Agreement to Investor Rights Agreement between Midas Gold Corp. and Barrick Gold Corporation, dated May 24, 2019.

10.6

Fourth Amending Agreement to the Investor Rights Agreement between Midas Gold Corp. and Barrick Gold Corporation, dated August 20, 2021 (incorporated by reference to Exhibit 99.1 of the Company’s Report on Form 6-K filed with the SEC on August 23, 2021).

10.7*+	Employment Agreement between Laurel Sayer and Perpetua Resources Corp.
10.8*+	Employment Agreement between Jessica Largent and Perpetua Resources Corp.
10.9*+	Employment Agreement between Alan Haslam and Perpetua Resources Corp.
10.10*+	Employment Agreement between Darren Morgans and Perpetua Resources Corp.
10.11*+	Employment Agreement between Mckinsey Lyon and Perpetua Resources Corp.
10.12*+	Employment Agreement between Michael Bogert and Perpetua Resources Corp.
10.13*+	Employment Agreement between John Meyer and Perpetua Resources Corp.
10.14*+	Consulting Agreement between Darren Morgans and Perpetua Resources Corp.
10.15*+	Consulting Agreement between John Meyer and Perpetua Resources Corp.
10.16+	Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-256925) filed with the SEC on June 9, 2021).
10.17+	2011 Evergreen Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
10.18*+	Form Time-Based Stock Option Award Agreement under the Stock Option Plan (US).
10.19*+	Form Time-Based Stock Option Award Agreement under the Stock Option Plan (Canada).
10.20*+	Form Performance-Based Stock Option Award Agreement under the Stock Option Plan.
10.21*+	Form Restricted Share Unit Award Agreement under the Omnibus Plan.
10.22*+	Form Performance Share Unit Award Agreement under the Omnibus Plan.
10.23*+	Form Deferred Share Unit Agreement under the Omnibus Plan.
10.24+	Form Former Director Consulting Agreement.
10.25+	Short-Term Incentive Plan.
10.26*	Transition Agreement between Midas Gold Corp. and Paulson & Co. Inc., dated December 3, 2020.
10.27*+	Amendment to Employment Agreement between Darren Morgans and Perpetua Resources Corp.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Deloitte LLP.
23.3	Consent of M3 Engineering & Technology Corporation.
23.4	Consent of Blue Coast Metallurgy, Ltd.
23.5	Consent of Value Consulting, Inc.
23.6	Consent of Tierra Group International, Ltd.
23.7	Consent of Grenvil Marquis Dunn, C.Eng.
23.8	Consent of Garth D. Kirkham, P.Geo.
23.9	Consent of Christopher Dail.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
96.1	Technical Report Summary (incorporated by reference to Exhibit 96.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2022).
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Compensatory plan or agreement.

*Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERPETUA RESOURCES CORP.

Date: March 18, 2022	By:	/s/ Laurel Sayer
Name: Laurel Sayer
Title: President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer and Director	March 18, 2022
/s/ Laurel Sayer	(Principal Executive Officer)
Laurel Sayer

Chief Financial Officer
/s/ Chris Foster	(Principal Accounting Officer)	March 18, 2022
Chris Foster

Vice President, Investor Relations and Finance
/s/ Jessica Largent	(Principal Financial Officer)	March 18, 2022
Jessica Largent

/s/ Marcelo Kim	Chairman	March 18, 2022
Marcelo Kim

/s/ Bob Dean	Director	March 18, 2022
Bob Dean

/s/ David Deisley	Director	March 18, 2022
David Deisley

/s/ Jeff Malmen	Director	March 18, 2022
Jeff Malmen

/s/ Chris Papagianis	Director	March 18, 2022
Chris Papagianis

/s/ Chris Robison	Director	March 18, 2022
Chris Robison

/s/ Alex Sternhell	Director	March 18, 2022
Alex Sternhell