Form 10-Q
period 2022-03-31
PERPETUA RESOURCES CORP.
filed 2022-05-13
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39918

Perpetua Resources Corp.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

405 S. 8th Street, Ste 201 Boise, Idaho (Address of principal executive offices)	83702 (Zip Code)

(208) 901-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	PPTA	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 6, 2022, the registrant had 62,987,859 common shares outstanding.

PERPETUA RESOURCES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. These factors include, but are not limited to, the following:

●	analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	timing, costs and potential success of future activities on the Company’s properties, including but not limited to development and operating costs in the event that a production decision is made;
●	potential results of exploration, development and environmental protection and remediation activities;
●	future outlook and goals;
●	permitting timelines and requirements, regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	current or future litigation or environmental liability;
●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due;
●	access to capital for future exploration and development plans;
●	global economic, political and social conditions and financial markets;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	loss of our key executives;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report.

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

These risks are not exhaustive. Because of these risks and other uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this Quarterly Report. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the effects of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under applicable securities laws. We qualify all of our forward-looking statements by these cautionary statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,168,724	$47,852,846
Receivables	62,044	279,946
Prepaid expenses	958,148	946,281
	42,188,916	49,079,073
NON-CURRENT ASSETS
Buildings and equipment, net	153,790	165,256
Right-of-use assets	103,760	49,103
Environmental reclamation bond (Note 9)	3,000,000	3,000,000
Mineral properties and interest (Note 3)	72,204,334	72,204,334
TOTAL ASSETS	$117,650,800	$124,497,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$2,032,038	$2,838,214
Lease liabilities	80,242	69,987
Environmental reclamation liabilities (Note 9)	3,963,847	2,835,000
	6,076,127	5,743,201
NON-CURRENT LIABILITIES
Warrant derivative (Note 4)	85,522	100,770
Lease liabilities	32,751	—
Environmental reclamation liabilities (Note 9)	5,424,450	7,053,200
TOTAL LIABILITIES	11,618,850	12,897,171

COMMITMENT AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY (Note 7)
Common stock, no par value, unlimited shares authorized, 62,973,526 and 62,971,859 shares outstanding, respectively	615,371,530	615,359,152
Additional paid-in capital	30,118,567	29,454,696
Accumulated deficit	(539,458,147)	(533,213,253)
TOTAL SHAREHOLDERS’ EQUITY	106,031,950	111,600,595

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,650,800	$124,497,766

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2022	2021
EXPENSES
Consulting	$10,880	$104,917
Corporate salaries and benefits	303,411	889,889
Depreciation	11,466	19,122
Directors’ fees	262,948	304,211
Exploration	4,560,053	6,580,863
Environmental liability expense	—	7,473,805
Office and administrative	213,483	472,268
Professional fees	734,529	167,336
Shareholder and regulatory	158,973	251,625
Travel and related costs	5,090	126
OPERATING LOSS	6,260,833	16,264,162

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative (Note 4)	(15,248)	(486,399)
Change in fair value of convertible note derivative (Note 6)	—	(11,596,790)
Finance costs	—	256,998
Foreign exchange loss	30,751	302,477
Interest income	(31,442)	(23,871)
Total other loss (income)	(15,939)	(11,547,585)

NET LOSS	$6,244,894	$4,716,577

NET LOSS PER SHARE, BASIC AND DILUTED	$0.10	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	62,972,155	47,550,311

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2022 and 2021

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCE, December 31, 2020	47,481,134	$528,715,788	$26,176,265	(497,261,227)	57,630,826
Share based compensation	—	—	1,929,352	—	1,929,352
Shares issued through stock appreciation rights	30,819	230,396	(226,229)	—	4,167
Exercise of share purchase options	82,038	446,407	(149,533)	—	296,874
Net loss for the period	—	—	—	(4,716,577)	(4,716,577)
BALANCE, March 31, 2021	47,593,991	$529,392,591	$27,729,855	$(501,977,804)	$55,144,642

BALANCE, December 31, 2021	62,971,859	$615,359,152	$29,454,696	$(533,213,253)	$111,600,595
Share based compensation	—	—	676,249	—	676,249
Restricted shares units distributed	1,667	12,378	(12,378)	—	—
Net loss for the period	—	—	—	(6,244,894)	(6,244,894)
BALANCE, March 31, 2022	62,973,526	$615,371,530	$30,118,567	$(539,458,147)	$106,031,950

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(6,244,894)	$(4,716,577)
Noncash items included in net loss:
Share based compensation (Note 7)	676,249	1,933,519
Depreciation	11,466	19,122
Accretion of convertible debt discount (Note 6)	—	256,997
Change in fair value of warrant derivative (Note 4)	(15,248)	(486,399)
Change in fair value of convertible note derivative (Note 6)	—	(11,596,790)
Environmental liability expense	—	7,473,805
Unrealized foreign exchange loss	(555)	358,174
Changes in:
Receivables	206,251	77,563
Prepaid expenses	(11,867)	(333,703)
Trade and other payables	(806,176)	(427,386)
Environmental reclamation liabilities	(499,903)	(112,007)
Net cash used in operating activities	(6,684,677)	(7,553,682)

INVESTING ACTIVITIES:
Purchase of surety bond	—	(3,000,000)
Net cash used in investing activities	—	(3,000,000)

FINANCING ACTIVITIES:
Proceeds from exercise of share purchase options (Note 7)	—	296,874
Net cash provided by financing activities	—	296,874

Effect of foreign exchange on cash and cash equivalents	555	5,097
Net change in cash and cash equivalents	(6,684,122)	(10,251,711)
Cash and cash equivalents, beginning of quarter	47,852,846	25,037,766
Cash and cash equivalents, end of quarter	$41,168,724	$14,786,055

NONCASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$78,790	$—

CASH AND CASH EQUIVALENTS
Cash	$5,734,237	$2,024,470
Investment savings accounts	20,248,248	5,595,106
GIC and term deposits	15,186,239	7,166,479
Total cash and cash equivalents	$41,168,724	$14,786,055

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations and Basis of Presentation

Perpetua Resources Corp. (the “Corporation”, the “Company”, “Perpetua Resources” or “Perpetua”) was incorporated on February 22, 2011 under the Business Corporation Act (British Columbia) (the “BCBCA”). The Company was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Company’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project (“Stibnite Gold Project” or the “Project”). The Company currently operates in one segment, mineral exploration in the United States.

The unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Perpetua Resources Corp. and its wholly owned subsidiaries, Perpetua Resources Idaho, Inc. and Idaho Gold Resource Company, LLC. Intercompany transactions and balances have been eliminated.

The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 may not be indicative of results expected for the full year ending December 31, 2022.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022 and statements of operations, of cash flows and of changes in shareholders’ equity for the three months ended March 31, 2022 and 2021, respectively.

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The Company’s potential dilutive shares of common stock include outstanding share purchase options, restricted share units, performance share units, deferred share units, warrants and, in 2021, convertible notes.  Potentially diluted shares as of March 31, 2022 and March 31, 2021:

	March 31,
	2022	2021
Share purchase options	2,068,650	2,784,350
Share units	725,675	—
Warrants	200,000	200,000
Convertible notes	—	4,351,850
Balance	2,994,325	7,336,200

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

2.Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2021.  The adoption of this update on January 1, 2022 did not have a material impact on our unaudited condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $72,204,334 as of both March 31, 2022 and December 31, 2021.

The Company’s subsidiaries acquired mineral rights to the Stibnite Gold Project through several transactions. All mineral rights held by the Company’s subsidiaries are held through patented and unpatented mineral and mill site claims, except the Cinnabar option claims which are held under an Option to Purchase (“OTP”), and all of the Stibnite Gold Project is subject to a 1.7% net smelter returns royalty upon the sale of project-related production.

Included in mineral properties and interest are annual payments made under option agreements, where the Company is entitled to continue to make annual option payments or, ultimately, purchase certain properties. Annual payments due under option agreements during 2022 are $180,000.

As of March 31, 2022, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States Securities and Exchange Commission (“SEC”) Regulation S-K 1300.

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

4.Warrant Derivative

In May 2013, the Company issued to Franco Nevada Company (“Franco”) 200,000 share purchase warrants (“Franco Warrants”) for gross proceeds of $350,000. The Franco Warrants are exercisable into 200,000 common shares of the Company at C$12.30 per warrant. The Franco Warrants contain a mandatory conversion feature which requires Franco to exercise 100% of the outstanding warrants if, at any time, the volume weighted average trading price of the Corporation’s common shares is equal to or greater than C$32.30 for a period of 30 consecutive trading days. The Franco Warrants expire on May 9, 2023.

The exercise price of the Franco Warrants is denominated in Canadian dollars; however, the functional currency of the Company is the U.S. dollar. As a result of this difference in currencies, the proceeds that will be received by the Company are not fixed and will vary based on foreign exchange rates and the warrants are a derivative and are required to be recognized and measured at fair value at each reporting period. Any changes in fair value from period to period are recorded as a gain or loss in the unaudited condensed consolidated statements of operations. There are no circumstances in which the Company would be required to pay any cash upon exercise or expiry of the warrants.

A reconciliation of the change in fair values of the derivative is below:

Fair Value of Warrant
Derivative
Balance, December 31, 2020	$874,864
Change in fair value of warrant derivative	(486,399)
Balance, March 31, 2021	$388,465

Balance, December 31, 2021	$100,770
Change in fair value of warrant derivative	(15,248)
Balance, March 31, 2022	$85,522

The fair value of the warrants was calculated using the Black-Scholes valuation model. As of March 31, 2022 and 2021, the inputs used in the Black-Scholes valuation model are:

	Three months ended
	March 31,	March 31,
	2022	2021
Share price	C$5.20	C$7.64
Exercise price	C$12.30	C$12.30
Expected term (in years)	1.1	2.1
Expected share price volatility	80%	82%
Annual rate of quarterly dividends	0%	0%
Risk-free interest rate	2.3%	0.2%

5.Convertible Notes

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

During the years ended December 31, 2021 and 2020, convertible notes in the aggregate principal amount of C$15,409,901 and C$82,102,500, respectively were converted for 4,351,850 and 19,969,280 common shares of the Company, respectively. As of March 31, 2022 and December 31, 2021, the Corporation has no outstanding convertible notes.

6.Convertible Note Derivative

Convertible Note Derivatives related to each set of convertible notes (see Note 5) were valued upon initial recognition at fair value using partial differential equation methods and are subsequently re-measured at fair value at each period end through the unaudited condensed consolidated statements of operations. During the three month period ended March 31, 2021, a change in fair value of $11,596,790 was recognized for the convertible note derivative.

In 2021, the Convertible Note Derivatives expired upon conversion of all convertible notes (see Note 5).   The balance of the derivative at December 31, 2021 and March 31, 2022 is nil.

7.Equity

a.	Authorized
●	Unlimited number of common shares without par value.
●	Unlimited number of first preferred shares without par value.
●	Unlimited number of second preferred shares without par value.

On January 27, 2021, the Corporation completed a one-for-ten (1:10) reverse share split of all of its issued and outstanding common shares (“Share Consolidation”), resulting in a reduction of the issued and outstanding common shares from 475,227,060 to 47,522,706. The number of shares reserved under the Corporation’s equity and incentive plans were adjusted to reflect the Share Consolidation. All share, per share data, and warrant and option exercise prices presented in the Company’s consolidated financial statements have been retroactively adjusted to reflect the Share Consolidation unless otherwise noted.

b.	Share based compensation

Share based compensation was recognized in the unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2022 and 2021 as follows:

	Three month period ended March 31,
	2022	2021
Exploration	$235,683	$1,198,692
Consulting	—	4,040
Corporate salaries and benefits	174,385	426,575
Directors’ fees	266,181	304,212
Total	$676,249	$1,933,519

Share purchase options

A summary of share purchase option activity within the Company’s share-based compensation plan (the “Plan”) for the year ended December 31, 2021 and three month period ended March 31, 2022 is as follows:

		Weighted Average
	Number of Options	Exercise Price (C$)
Balance December 31, 2020	1,959,588	$7.40
Options granted	1,013,500	11.40
Options expired	(240,550)	9.17
Options terminated via SAR	(109,850)	6.00
Options exercised	(125,538)	4.99
Balance, December 31, 2021	2,497,150	$9.15
Options cancelled or forfeited	(150,500)	9.03
Options expired	(278,000)	8.86
Balance, March 31, 2022	2,068,650	$9.20

During the three month periods ended March 31, 2022 and 2021, the Company’s total share based compensation from options was $252,900 and $1,933,519, respectively.

No options were granted during the three month period ended March 31, 2022. The grant date fair value of options granted during the three month period ended March 31, 2021 was approximately $4.9 million. The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model. The Company uses the Black-Scholes option valuation model.  The risk-free interest rate is based on the government security rate with an equivalent term in effect as of the date of grant.  The expected option lives and volatility assumptions are based on historical data of the Company.  The weighted average inputs used in the Black-Scholes option pricing model for options granted during the three month period ended March 31, 2021 are:

Three month period ended
March 31, 2021
Fair value options granted	$6.52
Risk-free interest rate	0.5%
Expected term (in years)	5.0
Expected share price volatility	73%
Expected dividend yield	—

An analysis of outstanding share purchase options as of March 31, 2022 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise
Prices (C$)	Number	Price (C$) [1]	Remaining Life[2]	Number	Price (C$) [1]	Remaining Life[2]
$3.50 - $5.90	213,150	5.22	1.49	176,900	5.44	1.18
$5.90 - $7.20	465,375	6.31	2.57	353,375	6.34	2.51
$7.21 - $9.70	599,625	9.42	2.15	429,625	9.55	1.79
$9.71 - $11.80	790,500	11.80	3.81	396,750	11.80	3.81
$3.50 - $11.80	2,068,650	9.20	2.81	1,356,650	8.84	2.49

1   Weighted Average Exercise Price (C$)

2   Weighted Average Remaining Contractual Life (Years)

As of March 31, 2022, all unvested options are expected to vest and unvested compensation of approximately $1.3 million will be recognized. The weighted average remaining period of vesting options is 1.2 years. As of March 31, 2022, the intrinsic value of outstanding and exercisable share purchase options is $71,259 and $42,927, respectively. During the three month periods ended March 31, 2022 and 2021, the intrinsic value of share purchase options exercised was nil and $432,153 respectively.

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan that vest over the required service period of the participant.

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, January 1, 2021	—	$—
Granted	63,500	5.66
Distributed (vested)	(21,166)	5.66
Unvested, December 31, 2021	42,334	5.66
Granted	330,098	4.03
Distributed (vested)	(1,667)	4.03
Cancelled	(1,255)	4.03
Unvested, March 31, 2022	369,510	4.22

During the three month period ended March 31, 2022, the Company awarded 330,098 RSUs that had a weighted average grant date fair value of $4.03 per RSU or approximately $1.3 million in total.

During the three months ended March 31, 2022, the Company has recognized $110,740 in compensation expense related to RSUs and expects to record an additional $1.4 million in compensation expense over the next 1.9 years. There was no

compensation expense for RSUs recorded during the three month period ended March 31, 2021.   The unvested units at March 31, 2022 are scheduled to vest as follows:

Remainder of 2022	21,166
2023	130,781
2024	109,615
2025	107,948
Total	369,510

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met.

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, January 1, 2021	—	$—
Granted	10,750	5.66
Unvested, December 31, 2021	10,750	5.66
Granted	257,451	6.90
Cancelled	(3,918)	5.80
Unvested, March 31, 2022	264,283	6.87

During the three months ended March 31, 2022, the Company has recognized $55,666 in compensation expense related to PSUs and MPSUs and expects to record an additional $1.75 million in compensation expense over the next 2.8 years. The PSUs and MPSUs are scheduled to vest as follows: 7,250 awards in September 2022, 7,500 awards in September 2023, and 249,533 in March 2025. There was no compensation expense for PSUs and MPSUs recorded during the three-month period ended March 31, 2021.

PSUs: These PSUs vest upon completion of the performance period (through September 2022 and 2023) and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions.  Upon the achievement of the conditions, any unvested PSUs become fully vested.  During the three month period ended March 31, 2022, the Company awarded 7,500 PSUs that had a weighted average grant date fair value of $4.03 per PSU, or $30,225 in total.

Market-based PSUs: On March 5, 2022, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that the comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over the period from March 5, 2022 to March 5, 2025 (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period.  Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the three month period ended March 31, 2022, the Company awarded 249,533 MPSUs that had a weighted grant date fair value of $6.99 per MPSU or approximately $1.75 million in total.   The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s stock and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values of the various MPSU awards.  The per MPSU grant date fair value of $6.99 for the market condition was based on the following variables:

Three month period ended
March 31, 2022
Risk-free interest rate	1.61%
Expected term (in years)	3.0
Expected share price volatility	63.35%
Expected dividend yield	—

The expected volatility utilized is based on the historical volatilities of the Corporation’s common stock and the GDXJ Index in order to model the stock price movements. The volatility used was calculated over the most recent three year period. The risk-free interest rates used are based on the implied yield available on a U.S. Treasury zero-coupon bill with a term equivalent to the Performance Period. The expected dividend yield of zero was used since it is the mathematical equivalent to reinvesting dividends in each issuing entity over the Performance Period.

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, January 1, 2021	—	$—
Granted	29,213	5.39
Outstanding, December 31, 2021	29,213	5.39
Granted	62,669	4.10
Outstanding, March 31, 2022	91,882	4.51

Under the Plan, the Company may issue DSUs to non-employee directors.  During the three month period ended March 31 2022, 62,669 shares with a fair value of $256,943 were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the unaudited condensed consolidated statements of operations.  There was no compensation expense for DSUs recorded during the three-month period ended March 31, 2021.

c.	Warrants

There was a total of 200,000 warrants outstanding as of March 31, 2022. See Note 4.

8.Financial Instruments and Fair Value Measurements

At March 31, 2022, the Company’s financial instruments consist of cash and cash equivalents and environmental reclamation bond which approximate their fair value due to their short-term nature.

The Company’s financial instruments also consist of the warrant derivative at March 31, 2022 and December 31, 2021. The derivative is valued at fair value at the end of each reporting period. At March 31, 2022 and December 31, 2021, the levels in the fair value hierarchy into which the Company’s financial assets and liabilities are measured and recognized on the balance sheet at fair value are categorized as follows:

	Level 1	Level 2	Level 3

	March 31, 2022
Warrant Derivative (Note 4)	$—	$—	$85,522
Total	$—	$—	$85,522

	December 31, 2021
Warrant Derivative (Note 4)	—	—	100,770
Total	$—	$—	$100,770

The Company uses the Black-Scholes option pricing model or other valuation models for valuation of its warrant derivative. Valuation models require the input of subjective assumptions including expected share price volatility, interest rate and forfeiture rate. Changes in the input assumptions can materially affect the fair value estimate and the Company's net loss.

9.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an Administrative Settlement and Order on Consent (“ASAOC”). The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The aggregate cost of the obligation was estimated to be approximately $7,473,805. Upon the signing of the ASAOC, the Company recorded an immediate expense of $7,473,805 and a corresponding environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. Movements in the environmental reclamation liability during the quarter ended March 31, 2022, are as follows:

Three month period ended
March 31, 2022
Balance at beginning of period	$9,888,200
Additions	—
Work performed on early action items	(499,903)
Balance at end of period	$9,388,297
Current portion	3,963,847
Long-term portion	$5,424,450

The Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

10.Commitments and Contingencies

a.Mining Claim Assessments

The Company currently holds mining claims on which it has an annual assessment obligation to the Bureau of Land Management of $250,470 to maintain the claims in good standing. The Company is committed to these payments indefinitely. Related to the mining claims assessments is a $335,000 bond related to the Company’s exploration activities.

b.	Stibnite Foundation

Upon formation of the Stibnite Foundation on February 26, 2019, the Company became contractually liable for certain future payments to the Stibnite Foundation based on several triggering events, including receipt of a final Record of Decision issued by the USFS, receipt of all permits and approvals necessary for commencement of construction, commercial production, and of the final reclamation phase.  These payments could begin as early as late 2023 based on the current permitting schedule and range from $0.1 million to $1 million (upon commencement of final reclamation phase) in cash and 150,000 shares of the Corporation’s common stock. During commercial production, the Company will make payments to the Stibnite Foundation equal to 1% of Total Comprehensive Income less debt repayments, or a minimum of $0.5 million each year.

The Stibnite Foundation will support projects that benefit the communities surrounding the Stibnite Gold Project and was created through the establishment of the Community Agreement between Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

c.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of March 31, 2022, the option payments due on these properties in 2022 are $180,000, which will be paid in the next year. The agreements include options to extend.

d.	Off balance sheet arrangements

The Company has no off-balance sheet arrangements as of March 31, 2022 and the date of this report.

e.Legal Update

The Company is a party to ongoing legal proceedings with the Nez Perce Tribe for alleged violations of the Clean Water Act related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Company promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Later, the court allowed the Company to amend its answer and file a third-party complaint and the Company also filed a separate citizen suit against the USFS alleging the point source discharges, referred to by the Nez Perce Tribe in its complaint, were alleged to be occurring on lands owned and controlled by the United States. Pursuant to the terms of the Comprehensive Environmental Response, Compensation, and Liability Act (the “CERCLA”) ASAOC executed with the U.S. EPA and the United States Department of Agriculture, the Company dismissed its pending actions against USFS. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution (“ADR”) options. The stay has been extended on subsequent occasions, and a request to extend the stay through July 31, 2022 was filed jointly by the parties on April 28, 2022 and subsequently ordered by the court on April 29, 2022.

The CERCLA ASAOC entered into by the Company, the U.S. EPA, and the United States Department of Agriculture requires numerous voluntary early cleanup actions to occur over the next several years. Perpetua Resources Idaho, Inc. is presently executing the development of the Phase 1 early cleanup actions (known as “time critical removal actions”) that, upon final work plan approval by the federal agencies, will be designed and constructed to efficiently improve water quality in a number of areas on the Site while other, longer-term proposed actions relating to Project operations are being evaluated through the NEPA process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021 with our consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Perpetua Resources (formerly Midas Gold Corp.) was incorporated on February 22, 2011 under the Business Corporations Act (British Columbia) (the “BCBCA”). The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project. The Corporation currently operates in one segment, mineral exploration in the United States. The registered office of the Perpetua Resources is 400-725 Granville St, Vancouver, BC, V7Y 1G5, Canada and the corporate head office is located at 201-405 S 8th St, Boise, ID 83702, USA.

COVID-19 Response

The Company has implemented policies at its offices in Boise and Donnelly designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been encouraged to get fully vaccinated against COVID-19, have been asked to work remotely, avoid non-essential business travel, when possible, adhere to good hygiene practices, and engage in social distancing. Continuation of COVID-19 in 2022 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, studies, and assay results, and other factors that will depend on future developments that may be beyond our control.

Recent Key Developments

2022 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country and restore an abandoned brownfield site. In 2022, Perpetua Resources continues to focus on advancing the permitting for the Stibnite Gold Project through the National Environmental Policy Act (“NEPA”) process. The NEPA process is intended to ensure that federal agencies and the public are informed of a proposed action’s potential environmental impacts before a final decision is made by the agency regarding the action.

In response to public comments received on the Draft Environmental Impact Statement (“DEIS”), Perpetua Resources submitted a refined proposed action to the USFS in December 2020. To ensure a full analysis of the improved Project, the USFS will issue a Supplemental Draft Environmental Impact Statement (“SDEIS”) followed by an opportunity for public comment. The preliminary SDEIS was circulated for cooperating agency review in April 2022. The publication of the SDEIS for public review and comment is expected in early third quarter 2022. The USFS is expected to provide a formal schedule later this year regarding the remaining steps in the NEPA review process.

First Quarter 2022 Highlights

●	Zero lost time incidents or reportable environmental spills
●	Announced USFS expected to publish the SDEIS for public review and comment in the third quarter of 2022
●	Promoted Jessica Largent to CFO and further strengthened team with hiring of Chris Fogg as Manager of Investor Relations
●	Strengthened Board with appointment of Laura Dove who brings three decades of external affairs and stakeholder management experience to Perpetua
●	Launched a Sustainability Roadmap which outlines 13 goals to guide the Company as it advances the Stibnite Gold Project towards development

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” and “Risks Factor” sections.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three months ended March 31,
	2022	2021
EXPENSES
Consulting	$10,880	$104,917
Corporate salaries and benefits	303,411	889,889
Depreciation	11,466	19,122
Directors’ fees	262,948	304,211
Exploration	4,560,053	6,580,863
Environmental liability expense	—	7,473,805
Office and administrative	213,483	472,268
Professional fees	734,529	167,336
Shareholder and regulatory	158,973	251,625
Travel and related costs	5,090	126
OPERATING LOSS	6,260,833	16,264,162

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative	(15,248)	(486,399)
Change in fair value of convertible note derivative	—	(11,596,790)
Finance costs	—	256,998
Foreign exchange loss	30,751	302,477
Interest income	(31,442)	(23,871)
Total other loss (income)	(15,939)	(11,547,585)

NET LOSS	$6,244,894	$4,716,577

Net Loss

Net loss for the three months ended March 31, 2022 was $6.2 million compared with a net loss of $4.7 million for the three months ended March 31, 2021. This $1.5 million increase compared to the prior year period was primarily attributable to a $11.6 million decrease in the gain related to the change in fair value of the convertible note derivative, a $0.5 million decrease in the gain related to the change in fair value of the warrant derivative and a $0.6 million increase in professional fees. These changes were partially offset by a $7.5 million decrease in environmental liability expense, a $2.0 million decrease in exploration expenses, and a $0.6 million decrease in corporate salaries and benefits.  As noted above, for the three months ended March 31, 2022, the Company’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Consulting

This expense relates to consulting services provided to the Corporation that do not relate to the exploration and evaluation of the Stibnite Gold Project. Consulting fees for the three months ended March 31, 2022 are 90% lower than the previous year due to consulting work to support various corporate activities in the first quarter of 2021, including the share consolidation and listing on the NASDAQ.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the three months ended March 31, 2022 were $0.6 million, or 66%, lower than the previous year primarily due to severance payments made to corporate employees in the first quarter of 2021 and lower stock-based compensation.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units and stock options). This expense for the three months ended March 31, 2022, is $41,263, or 14%, lower than the previous year primarily due to the number of stock options vesting in the first quarter of 2021.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations costs, engineering, permitting, environmental, legal and sustainability costs. The Company’s exploration expenses of $4.6 million during the three months ended March 31, 2022 are $2.0 million, or 31%, lower than the three months ended March 31, 2021 primarily due to a $1.4 million decrease in consulting and labor cost including lower stock based compensation expense, a $0.5 million decrease in permitting, and a $0.2 million decrease in engineering partially offset by a $0.3 million increase in legal and sustainability. Additional details of expenditures incurred are as follows:

	Quarters Ended
	March 31, 2022	March 31, 2021
Consulting and labor cost	$1,335,170	$2,763,625
Engineering	155,930	348,784
Environmental and reclamation	64,367	229,061
Field operations and drilling support	469,529	461,315
Legal and sustainability	456,365	189,124
Permitting	2,078,692	2,588,954
Exploration	$4,560,053	$6,580,863

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Upon signing of the ASAOC, the Company recorded an immediate expense of $7,473,805 and a corresponding environmental reclamation liability. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the three months ended March 31, 2022, the total cost estimate to complete Phase 1 early cleanup actions did not change. As of March 31, 2022, the estimate for the environmental liability was $9.4 million.

Office and Administrative

This expense is predominantly insurance policies for the U.S. offices and is $258,785, or 55%, lower for the three months ended March 31, 2022, than the three months ended March 31, 2021 primarily due to lower insurance premiums.

Professional Fees

This expense relates to the legal and accounting costs of the Corporation. The costs for the three months ended March 31, 2022 were $567,193, or 339%, higher than the three months ended March 31, 2021 primarily due to legal fees to support the Company’s transition to a U.S. Domestic Issuer and increased accounting fees related to the change in the basis of accounting for the Company’s consolidated financial statements from international standards to U.S. GAAP.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. The expense for the three months ended March 31, 2022 is $92,562, or 37%, lower than the three months ended March 31, 2021 primarily due to fees related to the NASDAQ listing which commenced in February 2021.

Change in Fair Value of Warrant Derivative

The Corporation issued 200,000 warrants in a financing transaction in May 2013, with an exercise price denominated in Canadian dollars. The Company determined that warrants with an exercise price denominated in a currency that is different from the entity’s functional currency should be classified as a derivative and carried at their fair value. Any changes in their fair value from period to period have been recorded as a gain or loss. There are no circumstances under which Perpetua Resources will be required to pay cash upon exercise or expiry of the warrants or finder’s options (see Note 4 in the Condensed Consolidated Financial Statements - unaudited).

Change in Fair Value of Convertible Note Derivative

The Corporation issued unsecured convertible notes with an interest rate of 0.05% per annum in March 2016 and March 2020 (together, the “Convertible Notes”) with an exercise price denominated in Canadian dollars. The Company determined that the Convertible Notes with an exercise price denominated in a currency that is different from the entity’s functional currency should be classified as a derivative and carried at their fair value. Any changes in their fair value from inception to balance sheet date have been recorded as a gain or loss in the Consolidated Statements of Operations. The convertible note derivative is valued at fair value. The decrease in fair value is due to the conversion of Convertible Notes during the year. During 2021, the remaining Convertible Notes in the aggregate principal amount of C$15,409,901 were converted for 4,351,850 common shares of Perpetua Resources at a conversion rate of C$3.541 per common share (see Note 4 in the Condensed Consolidated Financial Statements - unaudited).

Finance Costs

Finance costs for the Corporation include accretion of note discount and interest expense related to the Convertible Notes described above. No such expense was recognized for the three months ended March 31, 2022 given the remainder of the Convertible Notes were converted in 2021.

Foreign Exchange Loss

Changes in foreign exchange are driven by the change in value of the Canadian Dollar compared to the U.S. Dollar and the impact the change has on translating the Corporation’s Canadian dollar denominated balances.  The impact was larger in the first quarter of 2021 compared to the first quarter of 2022 primarily due to the translation on the Convertible Notes and convertible note derivatives which were fully converted in 2021.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income increased $7,572 in the three months ended March 31, 2022, compared to the three months ended March 31, 2021 as a result of higher average cash balances in the first quarter of 2022.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of March 31, 2022, Perpetua Resources had cash and cash equivalents totaling approximately $41.2 million, approximately $1.0 million in other current assets and $2.0 million in trade and other payables.

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

It is management’s opinion, based on the Corporation’s current capital resources and liquidity that the Corporation will have sufficient assets to discharge its liabilities as they become due, to continue to advance the Stibnite Gold Project for at least 12 months from the date these first quarter 2022 financial statements are issued, and to meet its administrative and overhead requirements for more than a year. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Company promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Later, the court allowed the Company to amend its answer and file a third-party complaint and the Company also filed a separate citizen suit against the USFS alleging the point source discharges, referred to by the Nez Perce Tribe in its complaint, were alleged to be occurring on lands owned and controlled by the United States. Pursuant to the terms of the CERCLA ASAOC executed with the U.S. EPA, and the United States Department of Agriculture, the Company dismissed its pending actions against USFS. The remaining parties to the ongoing legal proceedings agreed to stay the litigation and explore Alternative Dispute Resolution (“ADR”) options. The stay has been extended on subsequent occasions, and a request to extend the stay through July 31, 2022 was filed jointly by the parties on April 28, 2022 and subsequently ordered by the court on April 29, 2022.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

	Proposed Use of	Actual Use of	Remaining to be
Expense Category (in Millions)	Proceeds	Proceeds	Spent/Difference
Permitting	$21.0	$4.1	$16.9
General Corporate Purposes(i)	20.1	7.1	13.0
Early Restoration & Field Operations	7.9	1.8	6.1
Engineering & Design	5.3	0.4	4.9
	$54.3	$13.4	$40.9

(i) Funds for general corporate purposes may be allocated for corporate expenses, business development and legal expenses.

None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities, to any other affiliates or to others.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the three months ended March 31, 2022, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

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

3.3	Certificate of Change of Name (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
4.1	Description of Common Shares.
10.1+*	Amendment to Employment Agreement between Jessica Largent and Perpetua Resources Idaho, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+  Compensatory plan or agreement.

*  Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: May 13, 2022	PERPETUA RESOURCES CORP.

	By:	/s/ Laurel Sayer
	Name:	Laurel Sayer
	Title:	President, Chief Executive Officer and Director