Form 10-Q/A
period 2022-03-31
PERPETUA RESOURCES CORP.
filed 2022-05-16
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

PERPETUA RESOURCES CORP.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of Perpetua Resources Corp. (the “Company”) amends the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, originally filed with the Securities and Exchange Commission on May 13, 2022 (the “Original Form 10-Q”). This Amendment is being filed solely to replace the certification of the principal financial officer in Exhibit 32.2 with the correct certification. The correct certification was fully executed on May 13, 2022 and was in the Company's possession at the time of the filing of the Original Form 10-Q. However, the wrong certification was inadvertently filed as Exhibit 32.2 in the Original Form 10-Q due to printer error.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, the Exhibit Index in Item 6 of Part II of the Original Report is hereby amended to include currently dated certificates of the Company's principal executive officer and principal financial officer as exhibits to this Amendment No. 1. For the convenience of the reader, we have included all items in this Amendment which supersedes in its entirety the Original Form 10-Q.

Except as described above, this Amendment does not modify or update the other disclosures or exhibits in the Original Form 10-Q. Except as presented in this Form 10-Q/A and except for Exhibits 31.1, 31.2, 32.1 and 32.2 filed herewith, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Original Form 10-Q and the registrant’s other filings with the SEC subsequent to the date of the Original Form 10-Q.

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

Date: May 16, 2022	PERPETUA RESOURCES CORP.

	By:	/s/ Laurel Sayer
	Name:	Laurel Sayer
	Title:	President, Chief Executive Officer and Director