Form 10-Q
period 2022-06-30
PERPETUA RESOURCES CORP.
filed 2022-08-12
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 62,987,859 common shares outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,088,536	$47,852,846
Receivables	43,161	279,946
Prepaid expenses	914,847	946,281
	37,046,544	49,079,073
NON-CURRENT ASSETS
Buildings and equipment, net	237,045	165,256
Right-of-use assets	120,034	49,103
Environmental reclamation bond (Note 9)	3,000,000	3,000,000
Mineral properties and interest (Note 3)	72,204,334	72,204,334
TOTAL ASSETS	$112,607,957	$124,497,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$2,324,547	$2,838,214
Lease liabilities	97,930	69,987
Environmental reclamation liabilities (Note 9)	5,799,685	2,835,000
	8,222,162	5,743,201
NON-CURRENT LIABILITIES
Warrant derivative (Note 4)	6,025	100,770
Lease liabilities	22,104	—
Environmental reclamation liabilities (Note 9)	3,756,687	7,053,200
TOTAL LIABILITIES	12,006,978	12,897,171

COMMITMENT AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY (Note 7)
Common stock, no par value, unlimited shares authorized, 62,987,859 and 62,971,859 shares outstanding, respectively	615,426,460	615,359,152
Additional paid-in capital	30,890,037	29,454,696
Accumulated deficit	(545,715,518)	(533,213,253)
TOTAL SHAREHOLDERS’ EQUITY	100,600,979	111,600,595

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,607,957	$124,497,766

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
EXPENSES
Consulting	$7,275	$122,299	$18,155	$227,216
Corporate salaries and benefits	524,876	507,463	828,287	1,397,352
Depreciation	14,870	5,697	26,336	24,819
Directors’ fees	89,526	185,589	352,474	489,800
Exploration	4,306,285	5,995,203	8,866,338	12,576,066
Environmental liability expense	665,370	—	665,370	7,473,805
Gain on sale of equipment	(44,763)	—	(44,763)	—
Office and administrative	197,868	513,713	411,351	985,981
Professional fees	498,512	90,089	1,233,041	257,425
Shareholder and regulatory	116,093	126,427	275,066	378,052
Travel and related costs	10,944	3,581	16,034	3,707
OPERATING LOSS	6,386,856	7,550,061	12,647,689	23,814,223

OTHER EXPENSES (INCOME)
Change in fair value of convertible note derivative (Note 6)	—	5,903,877	—	(5,692,913)
Change in fair value of warrant derivative (Note 4)	(79,497)	121,167	(94,745)	(365,232)
Finance costs	—	104,713	—	361,711
Foreign exchange loss	2,595	650,302	33,346	952,779
Interest income	(52,583)	(2,909)	(84,025)	(26,780)
Total other loss (income)	(129,485)	6,777,150	(145,424)	(4,770,435)

NET LOSS	$6,257,371	$14,327,211	$12,502,265	$19,043,788

NET LOSS PER SHARE, BASIC AND DILUTED	$0.10	$0.28	$0.20	$0.39

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	62,987,859	50,300,052	62,980,051	48,932,249

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCE, December 31, 2020	47,481,134	$528,715,788	$26,176,265	(497,261,227)	57,630,826
Share based compensation	—	—	1,929,352	—	1,929,352
Shares issued through stock appreciation rights	30,819	230,396	(226,229)	—	4,167
Exercise of share purchase options	82,038	446,407	(149,533)	—	296,874
Net loss for the period	—	—	—	(4,716,577)	(4,716,577)
BALANCE, March 31, 2021	47,593,991	529,392,591	27,729,855	(501,977,804)	55,144,642
Share based compensation	—	—	726,451	—	726,451
Shares issued upon conversion of convertible notes	4,345,350	31,154,648	—	—	31,154,648
Shares issued through stock appreciation rights	8,970	71,398	(53,640)	—	17,758
Exercise of share purchase options	31,750	240,549	(83,534)	—	157,015
Net loss for the period	—	—	—	(14,327,211)	(14,327,211)
BALANCE, June 30, 2021	51,980,061	$560,859,186	$28,319,132	$(516,305,015)	$72,873,303

BALANCE, December 31, 2021	62,971,859	$615,359,152	$29,454,696	$(533,213,253)	$111,600,595
Share based compensation	—	—	676,249	—	676,249
Restricted and performance share units distributed	1,667	12,378	(12,378)	—	—
Net loss for the period	—	—	—	(6,244,894)	(6,244,894)
BALANCE, March 31, 2022	62,973,526	615,371,530	30,118,567	(539,458,147)	106,031,950
Share based compensation	—	—	826,400	—	826,400
Restricted and performance share units distributed	14,333	54,930	(54,930)	—	—
Net loss for the period	—	—	—	(6,257,371)	(6,257,371)
BALANCE, June 30, 2022	62,987,859	$615,426,460	$30,890,037	$(545,715,518)	$100,600,979

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(12,502,265)	$(19,043,788)
Noncash items included in net loss:
Share based compensation (Note 7)	1,502,649	2,655,803
Depreciation	26,336	24,819
Accretion of convertible debt discount (Note 6)	—	361,711
Change in fair value of warrant derivative (Note 4)	(94,745)	(365,232)
Change in fair value of convertible note derivative (Note 6)	—	(5,692,913)
Environmental liability expense	665,370	7,473,805
Unrealized foreign exchange loss	122	911,274
Gain on sale of equipment	(44,763)	—
Changes in:
Receivables	236,785	83,344
Prepaid expenses	31,434	340,353
Trade and other payables	(534,552)	(188,251)
Environmental reclamation liabilities	(997,198)	(525,205)
Net cash used in operating activities	(11,710,827)	(13,964,280)

INVESTING ACTIVITIES:
Purchase of building and equipment	(98,124)	(34,884)
Proceeds from sale of equipment	44,763	—
Purchase of surety bond	—	(3,000,000)
Net cash used in investing activities	(53,361)	(3,034,884)

FINANCING ACTIVITIES:
Proceeds from exercise of share purchase options (Note 7)	—	475,813
Net cash provided by financing activities	—	475,813

Effect of foreign exchange on cash and cash equivalents	(122)	7,149

Net increase in cash and cash equivalents	(11,764,310)	(16,516,202)
Cash and cash equivalents, beginning of period	47,852,846	25,037,766
Cash and cash equivalents, end of period	$36,088,536	$8,521,564

NONCASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$142,487	$—

CASH AND CASH EQUIVALENTS
Cash	$16,003,360	$3,402,110
Investment savings accounts	17,081,013	3,992,404
GIC and term deposits	3,004,163	1,127,050
Total cash and cash equivalents	$36,088,536	$8,521,564

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

The unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Perpetua Resources Corp. and its wholly owned subsidiaries, Perpetua Resources Idaho, Inc. and Idaho Gold Resource Company, LLC. Intercompany transactions and balances have been eliminated.

The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2021. Operating results for the six months ended June 30, 2022 may not be indicative of results expected for the full year ending December 31, 2022. Management estimates that the Company’s 2022 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the six month period ended June 30, 2022.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported.

It is management’s opinion, based on the Corporation’s current capital resources and liquidity that the Corporation will have sufficient assets to discharge its liabilities as they become due, to continue to advance the Stibnite Gold Project for at least 12 months from the date these second quarter 2022 financial statements are issued, and to meet its administrative and overhead requirements for the same period. Future financings to fund additional permitting efforts and construction are anticipated through efforts to raise additional equity, new debt, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing prior to the second half of 2023 or alter the timing of controllable expenditures to the extent needed to maintain adequate liquidity to progress critical permitting efforts and maintain environmental baseline data. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all, or our ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources.

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The Company’s potential dilutive shares of common stock include outstanding share purchase options, restricted share units, performance share units, deferred share units, warrants and, in 2021, convertible notes. Potentially dilutive shares as of June 30, 2022 and 2021:

	June 30,
	2022	2021
Share purchase options	1,995,150	2,719,775
Share units	766,603	—
Warrants	200,000	200,000
Convertible notes	—	6,500
Balance	2,961,753	2,926,275

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

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $72,204,334 as of both June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States Securities and Exchange Commission (“SEC”) Regulation S-K 1300.

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

A reconciliation of the change in fair values of the derivative is below:

Fair Value of Warrant
Derivative
Balance, December 31, 2020	$874,864
Change in fair value of warrant derivative	(365,232)
Balance, June 30, 2021	$509,632

Balance, December 31, 2021	$100,770
Change in fair value of warrant derivative	(94,745)
Balance, June 30, 2022	$6,025

The fair value of the warrants was calculated using the Black-Scholes valuation model. As of June 30, 2022 and 2021, the inputs used in the Black-Scholes valuation model are:

	Six months ended June 30,
	2022	2021
Share price	C$4.24	C$9.08
Exercise price	C$12.30	C$12.30
Expected term (in years)	0.9	1.9
Expected share price volatility	58%	84%
Annual rate of quarterly dividends	0%	0%
Risk-free interest rate	3.1%	0.5%

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

During the years ended December 31, 2021 and 2020, convertible notes in the aggregate principal amount of C$15,409,901 and C$82,102,500, respectively were converted for 4,351,850 and 19,969,280 common shares of the Company, respectively. As of June 30, 2022 and December 31, 2021, the Corporation has no outstanding convertible notes.

6.Convertible Note Derivative

Convertible Note Derivatives related to each set of convertible notes (see Note 5) were valued upon initial recognition at fair value using partial differential equation methods and are subsequently re-measured at fair value at each period end through the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2021, a change in fair value of $5,692,913 was recognized for the convertible note derivative.

In 2021, the Convertible Note Derivatives expired upon conversion of all convertible notes (see Note 5). The balance of the derivative at December 31, 2021 and June 30, 2022 is nil.

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

Share based compensation

Share based compensation was recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Exploration	$396,951	$396,244	$632,639	$1,590,769
Consulting	—	4,040	—	8,080
Corporate salaries and benefits	338,638	223,715	513,018	650,290
Directors’ fees	90,811	102,452	356,992	406,664
Total	$826,400	$726,451	$1,502,649	$2,655,803

Share purchase options

A summary of share purchase option activity within the Company’s share-based compensation plan (the “Plan”) for the year ended December 31, 2021 and six months ended June 30, 2022 is as follows:

		Weighted Average
	Number of Options	Exercise Price (C$)
Balance December 31, 2020	1,959,588	$7.40
Options granted	1,013,500	11.40
Options expired	(240,550)	9.17
Options terminated via SAR	(109,850)	6.00
Options exercised	(125,538)	4.99
Balance December 31, 2021	2,497,150	$9.15
Options cancelled or forfeited	(224,000)	9.05
Options expired	(278,000)	8.86
Balance June 30, 2022	1,995,150	$9.20

During the three and six months ended June 30, 2022 and 2021, the Company’s total share based compensation from options was $296,360 (2021: $726,451) and $549,260 (2021: $2,655,803), respectively.

No options were granted during the six months ended June 30, 2022. The grant date fair value of options granted during the six months ended June 30, 2021 was approximately $4.9 million. The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the government security rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company. The weighted average inputs used in the Black-Scholes option pricing model for options granted during the six months ended June 30, 2021 are:

Six months ended
June 30, 2021
Fair value options granted	$6.52
Risk-free interest rate	0.5%
Expected term (in years)	5.0
Expected share price volatility	72.5%
Expected dividend yield	—

An analysis of outstanding share purchase options as of June 30, 2022 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise
Prices (C$)	Number	Price (C$)[1]	Remaining Life[2]	Number	Price (C$)[1]	Remaining Life[2]
$3.50 - $5.90	210,150	5.21	1.25	186,400	5.36	1.06
$5.91 - $7.20	462,875	6.31	2.32	353,500	6.34	2.27
$7.21 - $9.70	536,625	9.46	1.98	426,625	9.54	1.54
$9.71 - $11.80	785,500	11.80	3.56	392,750	11.80	3.56
$3.50 - $11.80	1,995,150	9.20	2.61	1,359,275	8.79	2.25

1   Weighted Average Exercise Price (C$)

2   Weighted Average Remaining Contractual Life (Years)

As of June 30, 2022, all unvested options are expected to vest and unvested compensation of approximately $948,000 will be recognized. The weighted average remaining period of vested options is 1.06 years. As of June 30, 2022, the intrinsic value of outstanding and exercisable share purchase options is $25,841 and $19,381, respectively. During the six months ended June 30, 2022 and 2021, the intrinsic value of share purchase options exercised was nil and $554,174 respectively.

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan that vest over the required service period of the participant.

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, January 1, 2021	—	$—
Granted	63,500	5.66
Distributed (vested)	(21,166)	5.66
Unvested, December 31, 2021	42,334	5.66
Granted	370,098	4.15
Distributed (vested)	(15,000)	4.09
Cancelled	(1,255)	4.03
Unvested, June 30, 2022	396,177	$4.32

During the six months ended June 30, 2022, the Company awarded 370,098 RSUs with a weighted average grant date fair value of $4.15 per RSU, or approximately $1.5 million in total.

During the three and six months ended June 30, 2022, the Company has recognized $321,516 and $432,256, respectively in compensation expense related to RSUs and expects to record an additional $1.3 million in compensation expense over the next 1.7 years. There was no compensation expense for RSUs recorded during the six months ended June 30, 2021. The unvested units at June 30, 2022 are scheduled to vest as follows:

Remainder of 2022	21,166
2023	144,116
2024	122,948
2025	107,947
Total	396,177

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met.

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, January 1, 2021	—	$—
Granted	10,750	5.66
Unvested, December 31, 2021	10,750	5.66
Granted	257,451	6.90
Distributed	(1,000)	5.66
Cancelled	(2,918)	5.84
Unvested, June 30, 2022	264,283	6.87

During the three and six months ended June 30, 2022, the Company has recognized $161,320 and $216,986, respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $1.6 million in compensation expense over the next 2.6 years. The PSUs and MPSUs are scheduled to vest as follows: 7,250 awards in September 2022, 7,500 awards in September 2023, and 249,533 in March 2025. There was no compensation expense for PSUs and MPSUs recorded during the six months ended June 30, 2021.

PSUs: These PSUs vest upon completion of the performance period (through September 2022 and 2023) and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested. During the six months ended June 30, 2022, the Company awarded 7,500 PSUs that had a weighted average grant date fair value of $4.03 per PSU, or $30,225 in total.

Market-based PSUs: On March 5, 2022, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over the period from March 5, 2022 to March 5, 2025 (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the six months ended June 30, 2022, the Company awarded 249,533 MPSUs that had a weighted grant date fair value of $6.99 per MPSU or approximately $1.75 million in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s stock and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value of $6.99 for the market condition was based on the following variables:

Six months ended
June 30, 2022
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

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, January 1, 2021	—	$—
Granted	29,213	5.39
Outstanding, December 31, 2021	29,213	5.39
Granted	76,930	3.95
Outstanding, June 30, 2022	106,143	4.35

Under the Plan, the Company may issue DSUs to non-employee directors. During the three and six months ended June 30, 2022, 14,261 and 76,930 shares with a fair value of $47,204 and $304,147 were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the unaudited condensed consolidated statements of operations. There was no compensation expense for DSUs recorded during the six months ended June 30, 2021.

b.	Warrants

There was a total of 200,000 warrants outstanding as of June 30, 2022. See Note 4.

8.Financial Instruments and Fair Value Measurements

At June 30, 2022, the Company’s financial instruments consist of cash and cash equivalents and environmental reclamation bond which approximate their fair value due to their short-term nature.

The Company’s financial instruments also consist of the warrant derivative at June 30, 2022 and December 31, 2021. The derivative is valued at fair value at the end of each reporting period. At June 30, 2022 and December 31, 2021, the levels in the fair value hierarchy into which the Company’s financial assets and liabilities are measured and recognized on the balance sheet at fair value are categorized as follows:

	Level 1	Level 2	Level 3

	June 30, 2022
Warrant Derivative (Note 4)	$—	$—	$6,025
Total	$—	$—	$6,025

	December 31, 2021
Warrant Derivative (Note 4)	—	—	100,770
Total	$—	$—	$100,770

The Company uses the Black-Scholes option pricing model or other valuation models for valuation of its warrant derivative. Valuation models require the input of subjective assumptions including expected share price volatility, interest rate and forfeiture rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss.

9.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an Administrative Settlement and Order on Consent (“ASAOC”). The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The aggregate cost of the obligation was estimated to be approximately $7,473,805. Upon the signing of the ASAOC, the Company recorded an immediate expense of $7,473,805 and a corresponding environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. Movements in the environmental reclamation liability during the six months ended June 30, 2022 and 2021, are as follows:

	Six months ended June 30,
	2022	2021
Balance at beginning of period	$9,888,200	$—
Additions	665,370	7,473,805
Work performed on early action items	(997,198)	(525,205)
Balance at end of period	$9,556,372	$6,948,600

Current portion	$5,799,685	$2,495,799
Long-term portion	3,756,687	4,452,801
Balance at end of period	$9,556,372	$6,948,600

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

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of June 30, 2022, the option payments due on these properties in 2022 are $180,000, which will be paid this year. The agreements include options to extend.

d.	Off balance sheet arrangements

The Company has no off-balance sheet arrangements as of June 30, 2022 and the date of this report.

e.Legal Update

The Company is a party to ongoing legal proceedings with the Nez Perce Tribe for alleged violations of the Clean Water Act related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Company promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied and the Company subsequently filed an answer generally denying liability for the allegations contained in the complaint. Later, the court allowed the Company to amend its answer and file a third-party complaint and the Company also filed a separate citizen suit against the USFS alleging the point source discharges, referred to by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States. Pursuant to the terms of the Comprehensive Environmental Response, Compensation, and Liability Act (the “CERCLA”) ASAOC executed with the U.S. EPA and the United States Department of Agriculture, the Company later dismissed its pending actions against USFS. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution (“ADR”) options. The stay has been extended on subsequent occasions, and a request to extend the stay through October 31, 2022 was filed jointly by the parties on July 26, 2022 and subsequently ordered by the court on the same date.

The CERCLA ASAOC entered into by the Company, the U.S. EPA, and the United States Department of Agriculture requires numerous voluntary early cleanup actions to occur over the next several years. Perpetua Resources Idaho, Inc. is presently executing the development of the Phase 1 early cleanup actions (known under CERCLA as “time critical removal actions”) that, upon final work plan approval by the federal agencies, will be designed and constructed to efficiently improve water quality in a number of areas on the Site while other, longer-term proposed actions relating to Project operations are being evaluated through the NEPA process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021 with our consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Perpetua Resources (formerly Midas Gold Corp.) was incorporated on February 22, 2011 under the Business Corporations Act (British Columbia) (the “BCBCA”). The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project. The Corporation currently operates in one segment, mineral exploration in the United States. The registered office of the Perpetua Resources is Suite 1008-550 Burrard St, Vancouver, BC, V6C 2B5, Canada and the corporate head office is located at 201-405 S 8th St, Boise, ID 83702, USA.

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

In response to public comments received on the Draft Environmental Impact Statement (“DEIS”), Perpetua Resources submitted a refined proposed action to the USFS in December 2020. To ensure a full analysis of the improved Project, the USFS will issue a Supplemental Draft Environmental Impact Statement (“SDEIS”) followed by an opportunity for public comment. The preliminary SDEIS was circulated for cooperating agency review in April 2022. The publication of the SDEIS for public review and comment is expected in the third quarter of 2022. The USFS is expected to provide a formal schedule later this year regarding the remaining steps in the NEPA review process.

Second Quarter 2022 Highlights

●	Zero lost time incidents or reportable environmental spills
●	Received first permit, the Clean Air Act Permit to Construct from the Idaho Department of Environmental Quality
●	Launched Sustainability Roadmap which outlines 13 goals to guide the Company as it advances the Stibnite Gold Project towards development
●	Held 2022 Annual General Meeting and shareholders voted in favor of all proposals
●	Welcomed value-oriented Kopernik as a new shareholder
●	Awarded contract for stream diversion work this summer as part of Phase 1 early cleanup activities
●	Published 2021 Sustainability Report, the Company’s ninth annual sustainability report

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” and “Risks Factor” sections.

Results of Operations

Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
EXPENSES
Consulting	$7,275	$122,299	$18,155	$227,216
Corporate salaries and benefits	524,876	507,463	828,287	1,397,352
Depreciation	14,870	5,697	26,336	24,819
Directors’ fees	89,526	185,589	352,474	489,800
Exploration	4,306,285	5,995,203	8,866,338	12,576,066
Environmental liability expense	665,370	—	665,370	7,473,805
Gain on sale of equipment	(44,763)	—	(44,763)	—
Office and administrative	197,868	513,713	411,351	985,981
Professional fees	498,512	90,089	1,233,041	257,425
Shareholder and regulatory	116,093	126,427	275,066	378,052
Travel and related costs	10,944	3,581	16,034	3,707
OPERATING LOSS	6,386,856	7,550,061	12,647,689	23,814,223

OTHER EXPENSE (INCOME)
Change in fair value of convertible note derivative (Note 6)	—	5,903,877	—	(5,692,913)
Change in fair value of warrant derivative (Note 4)	(79,497)	121,167	(94,745)	(365,232)
Finance costs	—	104,713	—	361,711
Foreign exchange loss	2,595	650,302	33,346	952,779
Interest income	(52,583)	(2,909)	(84,025)	(26,780)
Total other loss (income)	(129,485)	6,777,150	(145,424)	(4,770,435)

NET LOSS	$6,257,371	$14,327,211	$12,502,265	$19,043,788

Net Loss

Net loss for the three months ended June 30, 2022 was $6.3 million compared with a net loss of $14.3 million for the three months ended June 30, 2021. This $8.0 million decrease compared to the prior year period was primarily attributable to a $5.9 million decrease in the loss related to the change in fair value of the convertible note derivative, a $1.7 million decrease in exploration expense, a $0.7 million decrease in foreign exchange loss and a $0.3 million decrease in office and administrative expense. These changes were partially offset by a $0.7 million increase in environmental liability expense and a $0.4 million increase in professional fees.

Net loss for the six months ended June 30, 2022 was $12.5 million compared with a net loss of $19.0 million for the six months ended June 30, 2021. This $6.5 million decrease compared to the prior year period was primarily attributable to a $6.8 million decrease in environmental liability expense, a $3.7 million decrease in exploration expense, a $0.9 million decrease in foreign exchange loss and a $0.6 million decrease in corporate salaries and benefits. These changes were partially offset by a $5.7 million decrease in the gain related to the change in fair value of the convertible note derivative and a $1.0 million increase in professional fees.

As noted above, for the six months ended June 30, 2022, the Company’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Consulting

This expense relates to consulting services provided to the Corporation that do not relate to the exploration and evaluation of the Stibnite Gold Project. Consulting fees for the three and six months ended June 30, 2022 were 94% lower and 92% lower, respectively, than the 2021 comparative periods due to consulting work to support various corporate activities in the first half of 2021, including the share consolidation and listing on the NASDAQ and lower stock based compensation.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the three months ended June 30, 2022 were 3% higher than the 2021 comparative periods due to slightly higher stock-based compensation. Salaries and benefits for the six months ended June 30, 2022 were 41% lower than the 2021 comparative periods due to severance payments made to corporate employees in the first quarter of 2021 and lower stock-based compensation.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units and stock options). This expense for the three and six months ended June 30, 2022 were 52% lower and 28% lower than the 2021 comparative periods due to lower stock-based compensation.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations costs, engineering, permitting, environmental, legal and sustainability costs. The Company’s exploration expenses of $4.3 million during the three months ended June 30, 2022 were $1.7 million, or 28%, lower than the three months ended June 30, 2021 primarily due to a $1.1 million decrease in permitting, a $0.2 million decrease in environmental and reclamation and a $0.2 million decrease in consulting and labor cost including lower stock based compensation expense. Exploration expenses of $8.9 million during the six months ended June 30, 2022 were $3.7 million, or 30%, lower than the six months ended June 30, 2021 primarily due to a $1.6 million decrease in permitting, a $1.6 million decrease in consulting and labor cost including lower stock based compensation expense and a $0.3 million decrease in environmental and reclamation. Additional details of expenditures incurred are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Consulting and labor cost	$1,355,904	$1,520,567	$2,691,075	$4,284,192
Engineering	142,540	271,250	298,470	620,034
Environmental and reclamation	24,014	251,398	88,381	480,459
Field operations and drilling support	549,033	542,403	1,018,561	1,003,718
Legal and sustainability	385,296	457,151	841,661	646,275
Permitting	1,849,498	2,952,434	3,928,190	5,541,388

TOTAL EXPLORATION	$4,306,285	$5,995,203	$8,866,338	$12,576,066

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Upon signing of the ASAOC, the Company recorded an immediate expense of $7,473,805 and a corresponding environmental reclamation liability. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the three and six months ended June 30, 2022, the total cost estimate to complete Phase 1 early cleanup actions increased $665,370, all of which increased in the three months ended June 30, 2022. As of June 30, 2022, the estimate for the environmental liability was $9.6 million.

Office and Administrative

This expense is predominantly insurance policies for the U.S. offices. This expense for the three and six months ended June 30, 2022 were 62% lower and 58% lower than the 2021 comparative periods primarily due to lower insurance premiums.

Professional Fees

This expense relates to the legal and accounting costs of the Corporation. This expense for the three and six months ended June 30, 2022 were 453% higher and 379% higher, respectively, than the 2021 comparative periods primarily due to legal fees to support the Company’s transition to a U.S. Domestic Issuer and increased accounting fees related to the change in the basis of accounting for the Company’s consolidated financial statements from international standards to U.S. GAAP.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. This expense for the three and six months ended June 30, 2022 were 8% lower and 27% lower than the 2021 comparative periods primarily due to fees related to the NASDAQ listing which commenced in February 2021.

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

Finance Costs

Finance costs for the Corporation include accretion of note discount and interest expense related to the Convertible Notes described above. No such expense was recognized for the three and six months ended June 30, 2022 given the remainder of the Convertible Notes were converted in 2021.

Foreign Exchange Loss

Changes in foreign exchange are driven by the change in value of the Canadian Dollar compared to the U.S. Dollar and the impact the change has on transactions associated with the Corporation’s Canadian dollar denominated balances. The impact was larger in the three and six months periods ended June 30, 2021 compared to the same periods of 2022 primarily due to the conversion of the Convertible Notes and convertible note derivatives in 2021.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income increased $49,674 and $57,245 in the three months and six months ended June 30, 2022, respectively, compared to the three months and six months ended June 30, 2021 as a result of higher average cash balances and higher interest rates in the first half of 2022.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of June 30, 2022, Perpetua Resources had cash and cash equivalents totaling approximately $36.1 million, approximately $1.0 million in other current assets and $2.3 million in trade and other payables.

In August 2021, the Corporation completed a public offering for total gross proceeds of $57.5 million to be used to continue permitting, early restoration and field operations, engineering and design and general corporate purposes.

With its current capital resources, Perpetua Resources believes that it has sufficient funds to continue to advance the regulatory process related to permitting for mine development for the next 12 months. Over the next 12 months, Perpetua Resources plans to:

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

It is management’s opinion, based on the Corporation’s current capital resources and liquidity that the Corporation will have sufficient assets to discharge its liabilities as they become due, to continue to advance the Stibnite Gold Project for at least 12 months from the date these second quarter 2022 financial statements are issued, and to meet its administrative and overhead requirements for the same period. Future financings to fund additional permitting efforts and construction are anticipated through efforts to raise additional equity, new debt, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing prior to the second half of 2023 or alter the timing of controllable expenditures to the extent needed to maintain adequate liquidity to progress critical permitting efforts and maintain environmental baseline data. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all, or our ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources.

Our anticipated expenditures in fiscal year 2022 are approximately $28.0 million, which are expected to be funded from cash on hand. These expenditures include an estimated $12.6 million to fund permitting of the Stibnite Gold Project, $10.1 million for general corporate purposes and administrative costs, $0.7 million for engineering and design work and $4.6 million to advance early restoration and continue field operations. These costs are subject to change due to cost over-runs, delays or other unbudgeted events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Company promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied and the Company later filed an answer generally denying liability for the allegations contained in the complaint. Later, the court allowed the Company to amend its answer and file a third-party complaint and the Company also filed a separate citizen suit against the USFS alleging the point source discharges, referred to by the Nez Perce Tribe in its complaint, were alleged to be occurring on lands owned and controlled by the United States. Pursuant to the terms of the CERCLA ASAOC executed with the U.S. EPA and the United States Department of Agriculture, the Company dismissed its pending actions against USFS. The remaining parties to the ongoing legal proceedings agreed to stay the litigation and explore Alternative Dispute Resolution (“ADR”) options. The stay has been extended on subsequent occasions, and a request to extend the stay through October 31, 2022 was filed jointly by the parties on July 26, 2022 and subsequently ordered by the court on the same date.

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

	Proposed Use of	Actual Use of	Remaining to be
Expense Category (in Millions)	Proceeds	Proceeds	Spent/Difference
Permitting	$21.0	$6.0	$15.0
General Corporate Purposes(i)	20.1	9.0	11.1
Early Restoration & Field Operations	7.9	2.7	5.2
Engineering & Design	5.3	0.5	4.8
	$54.3	$18.2	$36.1

(i) Funds for general corporate purposes may be allocated for corporate expenses, business development and legal expenses.

None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities, to any other affiliates or to others.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the three and six months ended June 30, 2022, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

3.3	Certificate of Change of Name (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
3.4	Amendment to Articles, dated May 25, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2022).
4.1	Description of Common Shares.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2022	PERPETUA RESOURCES CORP.

	By:	/s/ Laurel Sayer
	Name:	Laurel Sayer
	Title:	President, Chief Executive Officer and Director