Form 10-Q
period 2022-09-30
PERPETUA RESOURCES CORP.
filed 2022-11-10
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 62,990,609 common shares outstanding.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. These factors include, but are not limited to, the following:

●	access to capital for permitting, exploration, development and construction;
●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due;
●	permitting timelines and requirements, including with respect to the timing and outcome of the public comment period for the SDEIS, the Final Environmental Impact Statement (“FEIS”), the record of decision and other permitting processes;
●	regulatory and legal changes, including requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	timing, costs and potential success of future activities on the Company’s properties, including but not limited to development and operating costs in the event that a production decision is made;
●	potential results of exploration, development and environmental protection and remediation activities;
●	future outlook and goals;
●	current or future litigation or environmental liability;
●	global economic, political and social conditions and financial markets;
●	inflation levels, particularly the recent rise to historically high levels, and government efforts to reduce inflation, including increased interest rates;
●	changes in gold and antimony commodity prices;
●	our ability to implement and finance our strategic plan and to maintain and manage growth effectively;
●	loss of our key executives;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions as to production rates, operating cost, recovery and metal costs; that any additional financing needed will be available when needed on reasonable terms; that the exchange rates for the U.S. and Canadian currencies will be consistent with the Company’s expectations; that the current exploration, development, environmental and other objectives concerning the Company’s Stibnite Gold Project (the “Project” or “Stibnite Gold Project”) can be achieved and that the Company’s other corporate activities will proceed as expected; that the formal review process under the National Environmental Policy Act (“NEPA”) (including a joint review process involving the United States Forest Service (“USFS” or “Forest Service”), the State of Idaho and other agencies and regulatory bodies) as well as the public comment period and environmental impact statements will proceed in a timely manner and as expected; that the progression of the litigation involving the Nez Perce Tribe will proceed in a timely manner and as expected; that the current price and demand for gold and other metals will be sustained or will improve; that general business and economic conditions will not change in a materially adverse manner and that all necessary governmental approvals for the planned exploration, development and environmental protection activities on the Project will be obtained in a timely manner and on acceptable terms; and that the continuity of economic and political conditions and operations of the Company will be sustained.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,392,624	$47,852,846
Receivables	120,760	279,946
Prepaid expenses	958,049	946,281
	30,471,433	49,079,073
NON-CURRENT ASSETS
Buildings and equipment, net	221,727	165,256
Right-of-use assets	94,220	49,103
Environmental reclamation bond (Note 9)	3,000,000	3,000,000
Mineral properties and interest (Note 3)	72,494,373	72,204,334
TOTAL ASSETS	$106,281,753	$124,497,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$2,741,743	$2,838,214
Lease liabilities	84,361	69,987
Environmental reclamation liabilities (Note 9)	5,756,965	2,835,000
	8,583,069	5,743,201
NON-CURRENT LIABILITIES
Warrant derivative (Note 4)	4	100,770
Lease liabilities	11,190	—
Environmental reclamation liabilities (Note 9)	2,108,601	7,053,200
TOTAL LIABILITIES	$10,702,864	$12,897,171

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY (Note 7)
Common stock, no par value, unlimited shares authorized, 62,987,859 and 62,971,859 shares outstanding, respectively	615,426,460	615,359,152
Additional paid-in capital	31,622,273	29,454,696
Accumulated deficit	(551,469,844)	(533,213,253)
TOTAL SHAREHOLDERS’ EQUITY	$95,578,889	$111,600,595

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,281,753	$124,497,766

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
EXPENSES
Consulting	$(765)	$(60,486)	$17,390	$166,730
Corporate salaries and benefits	453,330	278,910	1,281,617	1,676,262
Depreciation	15,318	15,142	41,654	39,961
Directors’ fees	92,874	144,893	445,348	634,693
Exploration	4,589,966	4,975,996	13,456,304	17,552,062
Environmental liability expense	232,776	1,166,627	898,146	8,640,432
Gain on sale of equipment	(4,410)	—	(49,173)	—
Office and administrative	164,212	268,491	575,563	1,254,472
Professional fees	223,925	58,507	1,456,966	315,932
Shareholder and regulatory	142,984	129,998	418,050	508,050
Travel and related costs	27,931	10,339	43,965	14,046
OPERATING LOSS	5,938,141	6,988,417	18,585,830	30,802,640

OTHER EXPENSES (INCOME)
Change in fair value of convertible note derivatives (Note 6)	—	(17,644)	—	(5,710,557)
Change in fair value of warrant derivative (Note 4)	(6,021)	(342,242)	(100,766)	(707,474)
Finance costs	—	834	—	362,545
Foreign exchange loss (income)	(7,136)	(117,938)	26,210	834,841
Interest income	(170,658)	(9,006)	(254,683)	(35,786)
Total other loss (income)	(183,815)	(485,996)	(329,239)	(5,256,431)

NET LOSS	$5,754,326	$6,502,421	$18,256,591	$25,546,209

NET LOSS PER SHARE, BASIC AND DILUTED	$0.09	$0.11	$0.29	$0.49

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	62,987,859	57,079,291	62,982,688	51,694,189

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three and nine months ended September 30, 2021

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCE, December 31, 2020	47,481,134	$528,715,788	$26,176,265	(497,261,227)	57,630,826
Share based compensation	—	—	1,929,352	—	1,929,352
Shares issued through stock appreciation rights	30,819	230,396	(226,229)	—	4,167
Exercise of share purchase options	82,038	446,407	(149,533)	—	296,874
Net loss for the period	—	—	—	(4,716,577)	(4,716,577)
BALANCE, March 31, 2021	47,593,991	529,392,591	27,729,855	(501,977,804)	55,144,642
Share based compensation	—	—	726,451	—	726,451
Shares issued upon conversion of convertible notes	4,345,350	31,154,648	—	—	31,154,648
Shares issued through stock appreciation rights	8,970	71,398	(53,640)	—	17,758
Exercise of share purchase options	31,750	240,549	(83,534)	—	157,015
Net loss for the period	—	—	—	(14,327,211)	(14,327,211)
BALANCE, June 30, 2021	51,980,061	$560,859,186	28,319,132	$(516,305,015)	$72,873,303
Share based compensation	—	—	368,989	—	368,989
Shares sold through stock offering	10,952,382	57,500,005	—	—	57,500,005
Share issue costs	—	(3,243,184)	—	—	(3,243,184)
Shares issued upon conversion of convertible notes	6,500	28,858	—	—	28,858
Exercise of share purchase options	2,500	18,577	(6,638)	—	11,939
Net loss for the period	—	—	—	(6,502,421)	(6,502,421)
BALANCE, September 30, 2021	62,941,443	$615,163,442	$28,681,483	$(522,807,436)	$121,037,489

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three and nine months ended September 30, 2022

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCE, December 31, 2021	62,971,859	$615,359,152	$29,454,696	$(533,213,253)	$111,600,595
Share based compensation	—	—	676,249	—	676,249
Restricted and performance share units distributed	1,667	12,378	(12,378)	—	—
Net loss for the period	—	—	—	(6,244,894)	(6,244,894)
BALANCE, March 31, 2022	62,973,526	615,371,530	30,118,567	(539,458,147)	106,031,950
Share based compensation	—	—	826,400	—	826,400
Restricted and performance share units distributed	14,333	54,930	(54,930)	—	—
Net loss for the period	—	—	—	(6,257,371)	(6,257,371)
BALANCE, June 30, 2022	62,987,859	615,426,460	30,890,037	(545,715,518)	100,600,979
Share based compensation	—	—	732,236	—	732,236
Net loss for the period	—	—	—	(5,754,326)	(5,754,326)
BALANCE, September 30, 2022	62,987,859	$615,426,460	$31,622,273	$(551,469,844)	$95,578,889

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(18,256,591)	$(25,546,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation (Note 7)	2,234,885	3,024,792
Depreciation	41,654	39,961
Accretion of convertible debt discount (Note 6)	—	362,545
Change in fair value of warrant derivative (Note 4)	(100,766)	(707,474)
Change in fair value of convertible note derivatives (Note 6)	—	(5,710,557)
Environmental liability expense	898,146	8,640,432
Unrealized foreign exchange loss	4,286	916,146
Gain on sale of equipment	(49,173)	—
Changes in:
Receivables	159,186	41,930
Prepaid expenses	(11,768)	(188,875)
Trade and other payables	(116,024)	355,394
Environmental reclamation liabilities	(2,920,780)	(1,650,163)
Net cash used in operating activities	(18,116,945)	(20,422,078)

INVESTING ACTIVITIES:
Investment in mineral properties and interest	(290,039)	(250,470)
Purchase of building and equipment	(98,125)	(27,746)
Proceeds from sale of equipment	49,173	—
Purchase of surety bond	—	(3,000,000)
Net cash used in investing activities	(338,991)	(3,278,216)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	57,500,005
Payment of share issue costs	—	(3,243,184)
Proceeds from exercise of share purchase options (Note 7)	—	487,753
Net cash provided by financing activities	—	54,744,574

Effect of foreign exchange on cash and cash equivalents	(4,286)	(29)

Net increase (decrease) in cash and cash equivalents	(18,460,222)	31,044,251
Cash and cash equivalents, beginning of period	47,852,846	25,037,766
Cash and cash equivalents, end of period	$29,392,624	$56,082,017

NONCASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$142,487	$—

CASH AND CASH EQUIVALENTS
Cash	$6,153,131	$5,357,190
Investment savings accounts	17,131,902	29,246,600
GICs and term deposits	6,107,591	21,478,227
Total cash and cash equivalents	$29,392,624	$56,082,017

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

The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2021. Operating results for the nine months ended September 30, 2022 may not be indicative of results expected for the full year ending December 31, 2022. Management estimates that the Company’s 2022 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the nine month period ended September 30, 2022.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported.

It is management’s opinion, based on the Corporation’s current capital resources and liquidity that the Corporation will have sufficient assets to discharge its liabilities as they become due, to continue to advance the Stibnite Gold Project for at least 12 months from the date these third quarter 2022 financial statements are issued, and to meet its administrative and overhead requirements for the same period. Future financings to fund additional permitting efforts and construction are anticipated through efforts to raise additional equity, new debt, or project specific debt; pursue government funding opportunities; and/or other means. Our continued operations are dependent on our ability to obtain additional financing prior to the second half of 2023 or alter the timing of controllable expenditures in early 2023 to the extent needed to maintain adequate liquidity to progress critical permitting efforts and maintain environmental baseline data. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all, or our ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources.

The Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted by early fourth quarter 2023. Absent additional financing as outlined above, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. Management has prepared and approved an alternative liquidity forecast that, if necessary and initiated beginning in 2023, would alter the timing of controllable expenditures not related to the Company’s ASAOC obligation or progressing toward the final Record of Decision, which would preserve available liquidity into the first quarter of 2024. This alternative liquidity forecast alleviates substantial doubt about the Company’s ability to continue as a going concern.

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The Company’s potential dilutive shares of common stock include outstanding share purchase options, restricted share units, performance share units, deferred share units and warrants. Potentially dilutive shares as of September 30, 2022 and 2021, are as follows:

	September 30,
	2022	2021
Share purchase options	1,960,150	2,570,900
Share units	791,440	—
Warrants	200,000	200,000
Balance	2,951,590	2,770,900

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

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $72,494,373 and $72,204,334 as of September 30, 2022 and December 31, 2021, respectively.

The Company’s subsidiaries acquired mineral rights to the Stibnite Gold Project through several transactions. All mineral rights held by the Company’s subsidiaries are held through patented and unpatented mineral and mill site claims, except the Cinnabar option claims which are held under an Option to Purchase (“OTP”), and all of the Stibnite Gold Project is subject to a 1.7% net smelter returns royalty upon the sale of project-related gold production.

Included in mineral properties and interest are annual payments made under option agreements, where the Company is entitled to continue to make annual option payments or, ultimately, purchase certain properties. Annual payments due under option agreements during 2022 are $180,000.

As of September 30, 2022, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States Securities and Exchange Commission (“SEC”) Regulation S-K 1300.

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

The exercise price of the Franco Warrants is denominated in Canadian dollars; however, the functional currency of the Company is the U.S. dollar. As a result of this difference in currencies, the proceeds that will be received by the Company are not fixed and will vary based on foreign exchange rates and the warrants are a derivative and are required to be recognized and measured at fair value at each reporting period. Any changes in fair value from period to period are recorded as a gain or loss in the unaudited condensed consolidated statements of operations. There are no circumstances in which the Company would be required to pay any cash upon exercise or expiry of the warrants.A reconciliation of the change in fair values of the derivative is below:

Fair Value of Warrant
Derivative
Balance, December 31, 2020	$874,864
Change in fair value of warrant derivative	(707,474)
Balance, September 30, 2021	$167,390

Balance, December 31, 2021	$100,770
Change in fair value of warrant derivative	(100,766)
Balance, September 30, 2022	$4

The fair value of the warrant derivative was calculated using the Black-Scholes valuation model. As of September 30, 2022 and 2021, the inputs used in the Black-Scholes valuation model are:

	Nine months ended September 30,
	2022	2021
Share price	C$1.98	C$6.30
Exercise price	C$12.30	C$12.30
Expected term (in years)	0.6	1.6
Expected share price volatility	60%	73%
Annual rate of quarterly dividends	0%	0%
Risk-free interest rate	3.8%	0.5%

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

During the years ended December 31, 2021 and 2020, convertible notes in the aggregate principal amount of C$15,409,901 and C$82,102,500, respectively were converted for 4,351,850 and 19,969,280 common shares of the Company, respectively. As of September 30, 2022 and December 31, 2021, the Corporation has no outstanding convertible notes.

6.Convertible Note Derivatives

Convertible Note Derivatives related to each set of convertible notes (see Note 5) were valued upon initial recognition at fair value using partial differential equation methods and are subsequently re-measured at fair value at each period end through the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2021, a change in fair value of $5,710,557 was recognized for the Convertible Note Derivatives.

In 2021, the Convertible Note Derivatives expired upon conversion of all convertible notes (see Note 5) and there is no balance as of September 30, 2022 and December 31, 2021.

7.Shareholders’ Equity

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

Share based compensation

Share based compensation was recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Exploration	$366,150	$135,941	$998,789	$1,726,710
Consulting	—	—	—	8,080
Corporate salaries and benefits	278,381	133,720	791,399	784,010
Directors’ fees	87,705	99,328	444,697	505,992
Total	$732,236	$368,989	$2,234,885	$3,024,792

Share purchase options

A summary of share purchase option activity within the Company’s share-based compensation plan (the “Plan”) for the year ended December 31, 2021 and nine months ended September 30, 2022 is as follows:

		Weighted Average
	Number of Options	Exercise Price (C$)
Balance December 31, 2020	1,959,588	$7.40
Options granted	1,013,500	11.40
Options expired	(240,550)	9.17
Options terminated via SAR	(109,850)	6.00
Options exercised	(125,538)	4.99
Balance December 31, 2021	2,497,150	$9.15
Options cancelled or forfeited	(232,000)	9.11
Options expired	(305,000)	8.71
Balance September 30, 2022	1,960,150	$9.23

During the three and nine months ended September 30, 2022 and 2021, the Company’s total share based compensation from options was $273,155 (2021: $368,989) and $822,415 (2021: $3,024,792), respectively.

No options were granted during the nine months ended September 30, 2022. The grant date fair value of options granted during the nine months ended September 30, 2021 was approximately $5.2 million. The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the government security rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company. The weighted average inputs used in the Black-Scholes option pricing model for options granted during the nine months ended September 30, 2021 are:

Nine months ended
September 30, 2021
Fair value options granted	C$6.49
Risk-free interest rate	0.5%
Expected term (in years)	5.0
Expected share price volatility	73%
Expected dividend yield	—

An analysis of outstanding share purchase options as of September 30, 2022 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise
Prices (C$)	Number	Price (C$)[1]	Remaining Life[2]	Number	Price (C$)[1]	Remaining Life[2]
$3.50 - $5.90	210,150	5.21	1.00	186,400	5.36	0.81
$5.91 - $7.20	433,875	6.26	2.21	327,375	6.28	2.20
$7.21 - $9.70	534,625	9.46	1.73	424,625	9.54	1.28
$9.71 - $11.80	781,500	11.80	3.31	390,750	11.80	3.31
$3.50 - $11.80	1,960,150	9.23	2.39	1,329,150	8.82	2.04

1   Weighted Average Exercise Price (C$)

2   Weighted Average Remaining Contractual Life (Years)

As of September 30, 2022, all unvested options are expected to vest and unvested compensation of $598,088 will be recognized. The weighted average remaining amortization period of vested options is 0.93 years. As of September 30, 2022, the intrinsic value of outstanding and exercisable share purchase options is $nil and $nil, respectively. During the nine months ended September 30, 2022 and 2021, the intrinsic value of share purchase options exercised was $nil and $0.5 million, respectively.

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan that vest over the required service period of the participant.

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, January 1, 2021	—	$—
Granted	63,500	5.66
Distributed (vested)	(21,166)	5.66
Unvested, December 31, 2021	42,334	5.66
Granted	370,098	4.04
Distributed (vested)	(15,000)	4.09
Cancelled	(2,216)	4.03
Unvested, September 30, 2022	395,216	$4.21

During the nine months ended September 30, 2022, the Company awarded 370,098 RSUs with a weighted average grant date fair value of $4.04 per RSU, or approximately $1.5 million in total.

During the three and nine months ended September 30, 2022, the Company has recognized $268,238 and $700,494, respectively, in compensation expense related to RSUs and expects to record an additional $1.0 million in compensation expense over the next 1.53 years. There was no compensation expense for RSUs recorded during the nine months ended September 30, 2021. The unvested units of September 30, 2022 are scheduled to vest as follows:

Remainder of 2022	21,166
2023	143,795
2024	122,627
2025	107,628
Total	395,216

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met.

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, January 1, 2021	—	$—
Granted	10,750	5.66
Unvested, December 31, 2021	10,750	5.66
Granted	267,451	6.73
Distributed	(1,000)	5.66
Cancelled	(10,488)	5.75
Unvested, September 30, 2022	266,713	6.73

During the three and nine months ended September 30, 2022, the Company has recognized $143,640 and $360,626, respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $1.4 million in compensation expense over the next 2.41 years. The PSUs and MPSUs are scheduled to vest as follows: 10,056 awards in the fourth quarter of 2022, 7,500 awards in 2023, and 249,157 in 2025. There was no compensation expense for PSUs and MPSUs recorded during the nine months ended September 30, 2021.

PSUs: These PSUs vest upon completion of the performance period (through September 2022 and 2023) and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested. During the nine months ended September 30, 2022, the Company awarded 17,500 PSUs that had a weighted average grant date fair value of $2.97 per PSU, or $52,048 in total.

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

During the nine months ended September 30, 2022, the Company awarded 249,951 MPSUs that had a weighted grant date fair value of $6.99 per MPSU or approximately $1.75 million in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value of $6.99 for the market condition was based on the following variables:

Nine months ended
September 30, 2022
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

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, January 1, 2021	—	$—
Granted	29,213	5.39
Outstanding, December 31, 2021	29,213	5.39
Granted	100,298	3.50
Outstanding, September 30, 2022	129,511	3.93

Under the Plan, the Company may issue DSUs to non-employee directors. During the three and nine months ended September 30, 2022, 23,368 and 100,298 shares with a fair value of $47,203 and $351,350 were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the unaudited condensed consolidated statements of operations. There was no compensation expense for DSUs recorded during the nine months ended September 30, 2021.

b.	Warrants

There was a total of 200,000 warrants outstanding as of September 30, 2022. See Note 4.

8.Financial Instruments and Fair Value Measurements

At September 30, 2022, the Company’s financial instruments consist of cash and cash equivalents and environmental reclamation bond which approximate their fair value due to their short-term nature.

The Company’s financial instruments also consist of the warrant derivative of September 30, 2022 and December 31, 2021. The derivative is valued at fair value at the end of each reporting period. At September 30, 2022 and December 31, 2021, the levels in the fair value hierarchy into which the Company’s financial assets and liabilities are measured and recognized on the balance sheet at fair value are categorized as follows:

	Level 1	Level 2	Level 3

	September 30, 2022
Warrant Derivative (Note 4)	$—	$—	$4
Total	$—	$—	$4

	December 31, 2021
Warrant Derivative (Note 4)	—	—	100,770
Total	$—	$—	$100,770

The Company uses the Black-Scholes option pricing model or other valuation models for valuation of its warrant derivative. Valuation models require the input of subjective assumptions including expected share price volatility, interest rate and forfeiture rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss.

9.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an Administrative Settlement and Order on Consent (“ASAOC”). The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The aggregate cost of the obligation was estimated to be approximately $7,473,805. Upon the signing of the ASAOC, the Company recorded an immediate expense of $7,473,805 and a corresponding environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. Movements in the environmental reclamation liability during the nine months ended September 30, 2022 and 2021, are as follows:

	Nine months ended September 30,
	2022	2021
Balance at beginning of period	$9,888,200	$—
Additions	898,146	8,640,432
Work performed on early action items	(2,920,780)	(1,650,163)
Balance at end of period	$7,865,566	$6,990,269

Current portion	$5,756,965	$3,251,622
Non-current portion	2,108,601	3,738,647
Balance at end of period	$7,865,566	$6,990,269

The Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

10.Commitments and Contingencies

a.Mining Claim Assessments

The Company currently holds mining claims on which it has an annual assessment obligation to the Bureau of Land Management of $275,220 to maintain the claims in good standing. The Company is committed to these payments indefinitely. Related to the mining claims assessments is a $335,000 bond related to the Company’s exploration activities.

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

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of September 30, 2022, the option payments due on these properties in 2022 are $180,000, which will be paid this year. The agreements include options to extend.

d.	Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2022 and the date of this report.

e.Legal Update

The Company is a party to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho, and the Company promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied and the Company subsequently filed an answer generally denying liability for the allegations contained in the complaint. Later, the court allowed the Company to amend its answer and file a third-party complaint and the Company also filed a separate citizen suit both against the USFS alleging the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States. Pursuant to the terms of the Comprehensive Environmental Response, Compensation, and Liability Act (the “CERCLA”) ASAOC executed with the U.S. EPA and the United States Department of Agriculture, the Company later dismissed its pending actions against USFS. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution (“ADR”) options. The stay has been extended on subsequent occasions, and a request to extend the stay through January 31, 2023 was filed jointly by the parties on October 27, 2022 and subsequently ordered by the court on October 28, 2022.

The voluntary CERCLA ASAOC entered into by the Company, the U.S. EPA, and the United States Department of Agriculture requires numerous early cleanup actions to occur over the next several years at the Stibnite Gold Project site (the “Stibnite Site”). Perpetua Resources Idaho, Inc. is presently developing and executing the Phase 1 early cleanup actions (known under CERCLA as “time critical removal actions”) that, after final work plan approval by the federal agencies, are being constructed to efficiently improve water quality in a number of areas on the Stibnite Site. Construction of time critical removal actions began in the summer of 2022, and significant progress was achieved to complete the voluntary Phase 1 Stibnite Site cleanup during the limited work season. Other longer-term proposed actions relating to Project operations are being evaluated through the NEPA process.

11.Subsequent Events

On October 28, 2022, the Company announced the USFS released the Supplemental Draft Environmental Impact Statement (“SDEIS”) on the Stibnite Gold Project for public comment and has identified Perpetua’s proposed action, the “Modified Mine Plan,” as the Preferred Alternative. Identification of the Preferred Alternative by the USFS is a major milestone in the advancement of the Project and provides clarity for the remainder of the NEPA process. The SDEIS public review period is set at 75 days, expiring on January 10, 2023 unless extended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021 with our consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Third Quarter 2022 Highlights

●	Zero lost time incidents or reportable environmental spills
●	Began summer field program including stream diversion activities and the removal of the Defense Minerals Exploration Administration legacy waste rock dump from within and along a tributary to the East Fork of the South Fork of the Salmon River
●	Continued productive mediation discussions with the Nez Perce Tribe
●	Awarded Department of Defense funding to study antimony from Stibnite Gold Project

Supplemental Draft Environmental Impact Statement (“SDEIS”)

In response to public and agency feedback on the Draft Environmental Impact Statement (“DEIS”) released by the USFS in August 2020, Perpetua Resources proposed modifications to the mine plan analyzed in Alternative 2 in the DEIS and submitted a refined proposed action to the USFS in December 2020 (the “Modified Mine Plan”). The Modified Mine Plan included refinements to reduce the project footprint, improve water quality, and lower water temperature. To ensure a full analysis of the improved Project, the USFS decided to prepare a Supplemental Draft Environmental Impact Statement (“SDEIS”) to further evaluate the project refinements and compare the Company’s proposed site access via Burntlog Route to an alternative option using current roads.

After nearly two years of review of the Modified Mine Plan by the USFS and other agencies, the SDEIS was published on October 28, 2022 for a 75-day public comment period. In the SDEIS, the USFS highlights the net positive environmental outcomes that the Stibnite Gold Project can provide to the abandoned mine site based on the results of comprehensive scientific analysis conducted over the last six years. The USFS identified Perpetua Resource’s proposed action, the “Modified Mine Plan,” as the Preferred Alternative because the Modified Mine Plan:

●	incorporates water management and closure activities to reduce the duration of long-term water treatment requirements,
●	includes measures to manage stream temperatures, and

●	reduces potential impacts associated with access, transportation and hazardous materials on alternative access routes to the project site.

The USFS also concluded the Preferred Alternative would reasonably accomplish the purpose and need for consideration of approval of the Stibnite Gold Project, while giving consideration to environmental, economic, and technical factors. Under NEPA, a “Preferred Alternative” is identified by a Federal agency in a DEIS to let the public know which action the agency is leaning toward selecting as final. Selection of the Preferred Alternative by the USFS is a major milestone in the advancement of the Project and provides clarity for the remainder of the NEPA process.

The SDEIS public review period is set at 75 days, expiring on January 10, 2023 unless extended. Following completion of the comment period and analysis, the Company expects the USFS to provide a schedule update including the expected timing to a Final Environmental Impact Statement (“FEIS”) and draft Record of Decision and to a final Record of Decision. While the publication of the SDEIS and the identification by the USFS of the Modified Mine Plan as the Preferred Alternative are major milestones in the process, they do not represent a commitment on the part of the USFS with regard to a final decision. In developing the FEIS, the USFS may select various actions based on the Modified Mine Plan or each of the alternatives analyzed in the SDEIS.

Department of Defense Research Funding

In September 2022, Perpetua was awarded two funding grants from the U.S. Department of Defense (“DOD”) Defense Logistics Agency (“DLA”) to study the domestic production of military-grade antimony trisulfide, an essential component in ammunition and dozens of other defense materials. Perpetua will receive $200,000 in total to evaluate whether antimony from the Stibnite Gold Project (“Project”) can meet military specifications (“Mil-Spec”) to help secure America’s defense and commercial ammunition supply chain while also evaluating alternate methods for purifying antimony trisulfide. Perpetua submitted two proposals to DLA’s “Production of Energetic Materials and Associated Precursors” Small Business Innovation Research (“SBIR”) grant solicitation. As described in the grant’s objective, the program is focused on reducing “foreign reliance and single points of failure for the domestic manufacturing of energetic materials” through the development of a domestic source. After a competitive review process, Perpetua was awarded SBIR Phase 1 funding of $100,000 for both programs. Each study is expected to be completed within the next six to 12 months. After the completion of the proposed programs, Phase 2 funding could be made available for more advanced stage pilot-scale testing within the next year. Together, the Phase 1 and Phase 2 programs could confirm the Project’s ability to provide the domestic antimony source needed to meet the defense procurement demand and support commercial markets. Perpetua is evaluating other U.S. government funding opportunities, including programs available through the DOD.

Liquidity

The Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted by early fourth quarter 2023. The Company is actively exploring various financing options, including government funding opportunities. However, if additional financing is not secured prior to the second half of 2023, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. Management has prepared and approved an alternative liquidity forecast that, if necessary and initiated beginning in 2023, would alter the timing of controllable expenditures not related to the Company’s ASAOC obligation or progressing toward the final Record of Decision, which would preserve available liquidity into the first quarter of 2024. See “—Liquidity and Capital Resources” for more information.

Inflation

The U.S. inflation rate has been steadily increasing since 2021 and throughout 2022. These inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and personnel, which in turn cause our capital expenditures and labor costs to rise, including the estimated costs to complete the ASAOC environmental reclamation work. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could adversely affect our business.

COVID-19 Response

The Company has implemented policies at its offices in Boise and Donnelly, Idaho designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been encouraged to get fully vaccinated against COVID-19, have been asked to work remotely, avoid non-essential business travel, when possible, adhere to good hygiene practices, and engage in social distancing. Continuation of COVID-19 in 2022 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, studies, and assay results, and other factors that will depend on future developments that may be beyond our control.

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” and “Risks Factor” sections.

Results of Operations

Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
EXPENSES
Consulting	$(765)	$(60,486)	$17,390	$166,730
Corporate salaries and benefits	453,330	278,910	1,281,617	1,676,262
Depreciation	15,318	15,142	41,654	39,961
Directors’ fees	92,874	144,893	445,348	634,693
Exploration	4,589,966	4,975,996	13,456,304	17,552,062
Environmental liability expense	232,776	1,166,627	898,146	8,640,432
Gain on sale of equipment	(4,410)	—	(49,173)
Office and administrative	164,212	268,491	575,563	1,254,472
Professional fees	223,925	58,507	1,456,966	315,932
Shareholder and regulatory	142,984	129,998	418,050	508,050
Travel and related costs	27,931	10,339	43,965	14,046
OPERATING LOSS	5,938,141	6,988,417	18,585,830	30,802,640

OTHER EXPENSES (INCOME)
Change in fair value of convertible note derivative	—	(17,644)	—	(5,710,557)
Change in fair value of warrant derivative	(6,021)	(342,242)	(100,766)	(707,474)
Finance costs		834	—	362,545
Foreign exchange loss (income)	(7,136)	(117,938)	26,210	834,841
Interest income	(170,658)	(9,006)	(254,683)	(35,786)
Total other loss (income)	(183,815)	(485,996)	(329,239)	(5,256,431)

NET LOSS	$5,754,326	$6,502,421	$18,256,591	$25,546,209

Net Loss

Net loss for the three months ended September 30, 2022 was $5.8 million compared with a net loss of $6.5 million for the three months ended September 30, 2021. This $0.7 million decrease compared to the prior year period was primarily attributable to a $0.9 million decrease in environmental liability expense and a $0.4 million decrease in exploration expense. These changes were partially offset by a $0.2 million increase in corporate salaries and benefits and a $0.3 million decrease in gain on change in fair value of warrant derivative.

Net loss for the nine months ended September 30, 2022 was $18.3 million compared with a net loss of $25.5 million for the nine months ended September 30, 2021. This $7.2 million decrease compared to the prior year period was primarily attributable to a $7.7 million decrease in environmental liability expense, a $4.1 million decrease in exploration expense, a $0.8 million decrease in foreign exchange loss, a $0.4 million decrease in corporate salaries and benefits and a $0.4 million decrease in finance costs. These changes were partially offset by a $5.7 million decrease in the gain related to the change in fair value of the convertible note derivative and a $1.1 million increase in professional fees.

As noted above, for the nine months ended September 30, 2022, the Company’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Consulting

This expense relates to consulting services provided to the Corporation that do not relate to the exploration and evaluation of the Stibnite Gold Project. Consulting fees for the three months ended September 30, 2022 were 99% higher than the 2021 comparative period due to a reclassification of consulting expenses to finance costs in the third quarter of 2021. Consulting costs in both the 2022 and 2021 three month periods were negative due to reversal of estimated amounts that were accrued in prior quarters. The actual amounts paid in the third quarters were less resulting in recognition of gains. Consulting fees for the nine months ended September 30, 2022 were 90% lower than the 2021 comparative period due to consulting work to support various corporate activities in the first three quarters of 2021, including the share consolidation and listing on the NASDAQ and lower stock based compensation.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the three months ended September 30, 2022 were 63% higher than the 2021 comparative periods due to higher stock-based compensation. Salaries and benefits for the nine months ended September 30, 2022 were 24% lower than the 2021 comparative periods due to severance payments made to corporate employees in the first quarter of 2021 and lower stock-based compensation.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units and stock options). This expense for the three and nine months ended September 30, 2022 were 36% lower and 30% lower than the 2021 comparative periods due to lower stock-based compensation.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations costs, engineering, permitting, environmental, legal and sustainability costs. The Company’s exploration expenses of $4.6 million during the three months ended September 30, 2022 were $0.4 million, or 8%, lower than the three months ended September 30, 2021 primarily due to a $0.5 million decrease in permitting and a $0.1 million decrease in field operations and drilling support offset partially by a $0.2 million increase in legal and sustainability. Exploration expenses of $13.5 million during the nine months ended September 30, 2022 were $4.1 million, or 23%, lower than the nine months ended September 30, 2021 primarily due to a $2.1 million decrease in permitting, a $1.5 million decrease in consulting and labor cost including lower stock based compensation expense and a $0.5 million decrease in environmental and reclamation. Permitting expenses for the three and nine months ended September 30, 2022 were lower than the 2021 comparative periods due to a decrease in technical support and analysis request as request for additional information to support the preparation of the SDEIS was substantially complete by the second quarter of 2022. Additional details of expenditures incurred are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Consulting and labor cost	$1,358,601	1,275,404	4,049,676	5,559,596
Engineering	229,049	191,881	527,519	811,915
Environmental and reclamation	22,631	112,252	111,012	592,711
Field operations and drilling support	490,152	601,721	1,508,714	1,605,439
Legal and sustainability	468,120	298,949	1,309,780	945,224
Permitting	2,021,413	2,495,789	5,949,603	8,037,177

TOTAL EXPLORATION	$4,589,966	$4,975,996	$13,456,304	$17,552,062

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Upon signing of the ASAOC, the Company recorded an immediate expense of $7.5 million and a corresponding environmental reclamation liability. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the nine months ended September 30, 2022, the total cost estimate to complete Phase 1 early cleanup actions increased $0.9 million. As of September 30, 2022, the estimate for the remaining environmental liability was $7.9 million.

Office and Administrative

This expense is predominantly insurance policies for the U.S. offices. This expense for the three and nine months ended September 30, 2022 was 39% lower and 54% lower than the 2021 comparative periods primarily due to lower insurance premiums.

Professional Fees

This expense relates to the legal and accounting costs of the Corporation. This expense for the three and nine months ended September 30, 2022 was 283% higher and 361% higher, respectively, than the 2021 comparative periods primarily due to legal fees to support the Company’s transition to a U.S. Domestic Issuer and higher accounting fees related to the change in the basis of accounting for the Company’s consolidated financial statements from international standards to U.S. GAAP.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. This expense for the three and nine months ended September 30, 2022 was 10% lower and 18% lower than the 2021 comparative periods primarily due to fees related to the NASDAQ listing which commenced in February 2021.

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

Finance Costs

Finance costs for the Corporation include accretion of note discount and interest expense related to the Convertible Notes described above. No such expense was recognized for the three and nine months ended September 30, 2022 given the remainder of the Convertible Notes were converted in 2021.

Foreign Exchange Loss

Changes in foreign exchange are driven by the change in value of the Canadian Dollar compared to the U.S. Dollar and the impact the change has on transactions associated with the Corporation’s Canadian dollar denominated balances. The impact was less in the three and nine months periods ended September 30, 2021 compared to the same periods of 2022 primarily due to the conversion of the Convertible Notes and convertible note derivatives in 2021.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income increased $161,652 and $218,897 in the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 as a result of higher average cash balances and higher interest rates in the first nine months of 2022.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of September 30, 2022, Perpetua Resources had cash and cash equivalents totaling approximately $29.4 million, approximately $1.0 million in other current assets and $2.7 million in trade and other payables. As of October 31, 2022 Perpetua Resources had cash and cash equivalents totaling approximately $27.6 million.

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

It is management’s opinion, based on the Corporation’s current capital resources and liquidity that the Corporation will have sufficient assets to discharge its liabilities as they become due, to continue to advance the Stibnite Gold Project for at least 12 months from the date these third quarter 2022 financial statements are issued, and to meet its administrative and overhead requirements for the same period. Future financings to fund additional permitting efforts and construction are anticipated through efforts to raise additional equity, new debt, or project specific debt; pursue government funding opportunities; and/or other means. Our continued operations are dependent on our ability to obtain additional financing prior to the second half of 2023 or alter the timing of controllable expenditures in early 2023 to the extent needed to maintain adequate liquidity to progress critical permitting efforts and maintain environmental baseline data. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all, or our ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources.

The Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted by early fourth quarter 2023. Absent additional financing as outlined above, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. Management has prepared and approved an alternative liquidity forecast that, if necessary and initiated beginning in 2023, would alter the timing of controllable expenditures not related to the Company’s ASAOC obligation or progressing toward the final Record of Decision, which would preserve available liquidity into the first quarter of 2024. This alternative liquidity forecast alleviates substantial doubt about the Company’s ability to continue as a going concern.

Our anticipated expenditures in fiscal year 2022 are approximately $27.0 million, which are expected to be funded from cash on hand, approximately $18.5 million of which was spent as of September 30, 2022. These expenditures include an estimated $11.2 million to fund permitting of the Stibnite Gold Project, $10.1 million for general corporate purposes and administrative costs, $0.8 million for engineering and design work and $5.0 million to advance early restoration and continue field operations. These costs are subject to change due to cost over-runs, delays or other unbudgeted events, such as effects of inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Company promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied and the Company later filed an answer generally denying liability for the allegations contained in the complaint. Later, the court allowed the Company to amend its answer and file a third-party complaint and in addition the Company also filed a separate citizen suit against the USFS alleging the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States. Pursuant to the terms of the CERCLA ASAOC executed with the U.S. EPA and the United States Department of Agriculture, the Company subsequently dismissed its pending actions against USFS. The remaining parties to the ongoing legal proceedings agreed to stay the litigation and explore Alternative Dispute Resolution (“ADR”) options. The stay has been extended on subsequent occasions, and a request to extend the stay through January 31, 2023 was filed jointly by the parties on October 27, 2022 and subsequently ordered by the court on October 28, 2022.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. Except as set forth below, there have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2021.

Our ability to continue the exploration, permitting, development, and construction of the Project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

We have limited financial resources. We will need external financing to develop and construct the Project and to complete the permitting process. The Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted by early fourth quarter 2023. The Company is actively exploring various financing options, including government funding opportunities. However, if additional financing is not secured prior to the second half of 2023, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. Management has prepared and approved an alternative liquidity forecast that, if necessary and initiated beginning in 2023, would alter the timing of controllable expenditures not related to the Company’s ASAOC obligation or progressing toward the final Record of Decision, which would preserve available liquidity into the first quarter of 2024.

In addition, according to the TRS, the total initial capital cost estimate for the Project is approximately $1,263 million. These cost estimates may change materially and our failure to obtain sufficient financing could result in the delay or indefinite postponement of exploration, permitting, development, construction, or production at the Project. The cost and terms of such financing may significantly reduce the expected benefits from development of the Project and/or render such development uneconomic. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable. Our failure to obtain financing could have a material adverse effect on our growth strategy and results of operations and financial condition.

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

	Proposed Use of	Actual Use of	Remaining to be
Expense Category (in Millions)	Proceeds	Proceeds	Spent/Difference
Permitting	$21.0	$8.1	$12.9
General Corporate Purposes(i)	20.1	11.2	8.9
Early Restoration & Field Operations	7.9	4.9	3.0
Engineering & Design	5.3	0.7	4.6
	$54.3	$24.9	$29.4

(i) Funds for general corporate purposes may be allocated for corporate expenses, business development and legal expenses.

None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities, to any other affiliates or to others.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the three and nine months ended September 30, 2022, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

3.3	Certificate of Change of Name (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
3.4	Amendment to Articles, dated May 25, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2022).
4.1	Description of Common Shares (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 12, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2022	PERPETUA RESOURCES CORP.

	By:	/s/ Laurel Sayer
	Name:	Laurel Sayer
	Title:	President, Chief Executive Officer and Director