Form 10-K
period 2022-12-31
PERPETUA RESOURCES CORP.
filed 2023-03-16
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter 2022, was $107,320,276.

The registrant had 63,011,777 common shares outstanding as of March 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders, to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CURRENCY AND EXCHANGE RATE INFORMATION

Unless otherwise indicated, references herein to “US$”,”$” or “dollars” are expressed in U.S. dollars . References in this Annual Report to Canadian dollars are noted as “C$.” Our consolidated financial statements that are included in this Annual Report are presented in U.S. dollars, unless otherwise stated.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report. These factors include, but are not limited to, the following:

●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due;
●	access to capital and suitable financing sources to fund the exploration, permitting, development and construction of the Project and to continue as a going concern;
●	permitting timelines and requirements, including with respect to the timing and outcome of the Final Environmental Impact Statement (“FEIS”), the record of decision and other permitting processes;
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	timing, costs and potential success of future activities on the Company’s properties, including but not limited to development and operating costs in the event that a production decision is made;
●	potential results of exploration, development and environmental protection and remediation activities;
●	future outlook and goals;
●	current or future litigation or environmental liability;
●	global economic, political and social conditions and financial markets;
●	inflation levels, particularly the recent rise to historically high levels, and government efforts to reduce inflation, including increased interest rates;
●	changes in gold and antimony commodity prices;

●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	loss of our key executives;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Annual Report.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions as to production rates, operating cost, recovery and metal costs; that any additional financing needed will be available when needed on reasonable terms; that the current exploration, development, environmental and other objectives concerning the Company’s Stibnite Gold Project (the “Project” or “Stibnite Gold Project”) can be achieved and that the Company’s other corporate activities will proceed as expected; that the formal review process under the National Environmental Policy Act (“NEPA”) (including a joint review process involving the United States Forest Service (“USFS” or “Forest Service”), the State of Idaho and other agencies and regulatory bodies) as well as the environmental impact statements will proceed in a timely manner and as expected; that the progression of the litigation involving the Nez Perce Tribe will proceed in a timely manner and as expected; that the current price and demand for gold and other metals will be sustained or will improve; that general business and economic conditions will not change in a materially adverse manner and that all necessary governmental approvals for the planned exploration, development and environmental protection activities on the Project will be obtained in a timely manner and on acceptable terms; and that the continuity of economic and political conditions and operations of the Company will be sustained.

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

Grade means the amount of valuable metal in each tonne of ore, expressed as grams per tonne (g/t) for precious metals and as percent ()% for antimony.

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

NOTICE REGARDING MINING PROPERTY DISCLOSURE RULES

The material scientific and technical information in respect of the Stibnite Gold Project in this Annual Report, unless otherwise indicated, is based upon information contained in the Technical Report Summary (the “TRS”), dated as of December 31, 2021, and amended as of June 6, 2022, developed for the Stibnite Gold Project in accordance with the mining property disclosure rules specified in Regulation S-K 1300 (“S-K 1300”) promulgated by the U.S. Securities and Exchange Commission (the “SEC”). The TRS summarizes, in accordance with the mining property disclosure rules specified in S-K 1300, the technical report titled “Stibnite Gold Project, Feasibility Study Technical Report, Valley County, Idaho” dated effective December 22, 2020 and issued January 27, 2021 (the “2020 Feasibility Study”), which was prepared in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). NI 43-101 is a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. These standards differ from the mining property disclosure rules specified in S-K 1300. Accordingly, information concerning mineral deposits from the TRS set forth herein may not be comparable with information made public by companies that report in accordance with NI 43-101.

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

The Corporation’s head office is located at Suite 201 – 405 South 8th Street, Boise, Idaho, U.S.A. 83702 and its registered and records office is located at Suite 1008 – 550 Burrard Street, Vancouver, British Columbia V6C 2B5.

The Corporation is a development-stage company engaged in acquiring mining properties with the intention of exploring, evaluating and placing them into production, if warranted. Currently, its principal business is the exploration and, if warranted and subject to receipt of required permitting, redevelopment, restoration and operation of the Stibnite Gold Project in Idaho, USA. The Corporation is currently undertaking an extensive permitting process for redevelopment and restoration of the Project.

Mineral exploration and development are expected to constitute the principal business of the Corporation for the coming years. In the course of realizing its objectives, it is expected the Corporation may enter into various agreements specific to the mining industry, such as purchase or option agreements to purchase mining claims and/or joint venture agreements.

The Corporation’s principal mineral project is the Stibnite Gold Project, which contains several gold, silver and antimony mineral deposits. The Corporation’s current focus is to explore, evaluate and potentially redevelop three of the deposits known as the Hangar Flats Deposit, West End Deposit and Yellow Pine Deposit, all of which are located within the Stibnite Gold Project as well as reprocess certain historical tailings located on the Project. These development activities would be undertaken in conjunction with a major restoration program designed to address legacy impacts related to historical mining activities in the Project area.

The Corporation’s subsidiaries’ property holdings at the Stibnite Gold Project are comprised of a contiguous package of unpatented federal lode claims, unpatented federal mill sites, patented lode mining claims and patented mill sites. As of December 31, 2022, this land position encompassed approximately 11,548 hectares held in 1,668 unpatented lode claims and mill sites and patented land holdings. A subsidiary of the Corporation acquired these rights through a combination of purchases and transactions and staking under the 1872 Mining Law and holds a portion under an option agreement. Bureau of Land Management claim rental payments and filings are current as of the date of this filing and the claims are all held in good standing. During the reporting period 53 of the Corporation’s unpatented lode mining claims were relinquished and re-staked with 203 unpatented mill sites over areas non-mineral in character and suitable for mill sites should a development decision be made. Normal maintenance and upkeep of the Project infrastructure continued during the year.

Corporate Structure

The following chart shows the intra-corporate relationships between the Corporation and its subsidiaries. Perpetua Resources Idaho, Inc. (“PRII”) has no ownership interest in the Stibnite Gold Project; rather, it is the designated operating entity and manages the activities on the Project site. The property holding entity, Idaho Gold Resources Company, LLC (“IGRCLLC”), is the surviving entity in a merger with Stibnite Gold Company (“SGC”) effective June 3, 2021 and is managed pursuant to an operating agreement with PRII. PRII and IGRCLLC are wholly owned by the Corporation.

IGRCLLC holds title to the Yellow Pine, Hangar Flats, and West End deposits, all of the patented mill sites and all of the unpatented federal lode mining claims and unpatented mill sites.

Permitting and Environmental Matters

Perpetua Resources focuses on the exploration and mining of the Stibnite Gold Project, the reclamation of prior deposits and historical tailings, and the restoration of the area to address historical activities and legacy contamination. Our project is, therefore, subject to numerous environmental regulations, including federal, state, and local laws. Significantly, we are subject to formal review under NEPA and extensive permitting requirements. In 2016, the Forest Service began its formal review of the Stibnite Gold Project under NEPA. The Forest Service completed scoping in 2017 and subsequently pursuant to the NEPA process, the United States Forest Service and cooperating agencies undertook extensive review of our project and proposed actions through a Draft Environmental Impact Statement (“DEIS”), released by the USFS in August 2020. In response to public and agency feedback on the DEIS, Perpetua Resources proposed modifications to the mine plan analyzed in DEIS Alternative 2 to include reduction of the project footprint, improvements in water quality, and lower water temperatures. Perpetua Resources submitted a refined proposed action to the USFS in December 2020 (the “Modified Mine Plan”).

The USFS then prepared a Supplemental Draft Environmental Impact Statement (“SDEIS”) to further evaluate the project refinements and compare the Company’s proposed site access via Burntlog Route to an alternative option using current roads. After nearly two years of review, the SDEIS was published on October 28, 2022 for a 75-day public comment period. The USFS identified Perpetua Resources’ proposed action, the “Modified Mine Plan,” as the Preferred Alternative and concluded that it would reasonably accomplish the purpose and need for consideration of approval of the Stibnite Gold Project, while giving consideration to environmental, economic, and technical factors. Under NEPA, a “Preferred Alternative” is identified by a Federal agency in a DEIS to let the public know which action the agency is leaning toward selecting as final. However, identification of a “Preferred Alternative” does not represent a final decision and the USFS may still choose various actions based on the Modified Mine Plan or each of the alternatives analyzed in the SDEIS when developing the Final Environmental Impact Statement (“FEIS”).

The SDEIS public review period closed on January 10, 2023. Following completion of the comment period and analysis, the Company expects the USFS to provide a schedule update including the expected timing for the release of the FEIS, a draft Record of Decision and a final Record of Decision. We continue to work on obtaining the required ancillary permits in parallel with the agency’s timeline.

Our project is subject to ongoing litigation and could face further litigious challenges in the future. To address historical legacy impacts at the site of the Stibnite Gold Project, Perpetua Resources has voluntarily entered into an Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the United States Environmental Protection Agency (the “U.S. EPA”) and the United States Department of Agriculture, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. Finalized on January 15, 2021, the ASAOC provides for a number of time critical removal actions (early cleanup actions) designed to improve water quality in several areas of the site. Upon signing of the ASAOC, the aggregate cost of the obligation was estimated to be approximately $7,473,805. In 2021 and 2022, the total cost estimate to voluntarily address environmental conditions increased to $16,763,262 due to scope changes, inflation and higher fuel prices. As of December 31, 2022, the corresponding environmental liability was estimated to be $10,800,936. See also Note 11 to the Consolidated Financial Statements.

Government and Environmental Regulations

Mining operations and exploration activities are subject to extensive national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, disclosure requirements and other matters. The Corporation plans to obtain the licenses, permits or other authorizations currently required to conduct its exploration or development programs, and it believes it is currently in material compliance with governing mining, health, safety and environmental statutes and regulations in the United States and Idaho. Except as otherwise noted above, we are not subject to any orders or directions with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see section Item 1A, Risk Factors, below.

Our operations are also subject to numerous environmental, health, and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations may require us to take precautions with respect to threatened, endangered, or otherwise protected species and their habitat as well as other natural, historical, and cultural resources, perform environmental assessments or impact statements, implement siting and operational programs or best practices to minimize environmental impacts from our operations, perform investigatory remedial obligations, and obtain federal, state, and local permits, licenses, or other approvals. Failure to comply with these laws and regulations may result in the imposition of significant fines or penalties. Additionally, we could experience significant opposition from third parties to our application for such permits or during the administrative agency review and appeal process after the issuance of such permits. Delays or denial of permits, or the imposition of costly and difficult to comply with conditions, may impair the development of our Project or curtail our planned operations. The following provides a summary of the more significant environmental, health, and safety laws and regulations which our operations are subject to and for which compliance with may have a material adverse impact on our business.

National Environmental Policy Act (“NEPA”)

Our Project is subject to environmental review under NEPA. This law requires federal agencies to evaluate the environmental impact of their actions that may significantly affect the quality of the human environment and is a prerequisite for the granting of a permit or similar authorization for the development of certain projects. As part of the review, the federal agencies are required to consider numerous environmental impacts, such as impacts on air quality, water quality, cultural resources, wildlife, geology, aesthetics, as well as alternatives to the project. The review process can lead to significant delays in approval of such projects and the issuance of the requisite permits which, in turn, can impact both the cost and development of operations. As a result of NEPA review, agencies may decide to deny permits or other support for a project, or condition approvals on certain modifications or mitigation actions. Additionally, authorizations under NEPA are subject to litigation, protest, or appeal, which has the potential to lead to further delays.

Pursuant to NEPA, the Forest Service and cooperating agencies undertook additional extensive review of our Project and proposed actions. As a result of this review, a SDEIS was published on October 28, 2022 for a 75-day public comment period which closed on January 10, 2023.

Comprehensive Environmental Response, Compensation, and Liability Act

The site upon which our Project is located has significant legacy contamination. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) can impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are statutorily responsible for the release of hazardous substances into the environment. These persons include current owners or operators of a site where a release has occurred. Under CERCLA, such current owners or operators may be subject to strict, joint and several liability for the entire cost of cleaning up hazardous substances and for other expenditures, such as response costs and damage to natural resources. Idaho also has environmental cleanup laws analogous to CERCLA.

Voluntary early cleanup actions can be undertaken pursuant to settlement agreements under CERCLA. We entered into an ASAOC with the U.S. EPA and the United States Department of Agriculture to conduct a number of time critical removal actions focused on improving water quality in several areas of the site.

Protection of Species and Habitat

Our operations are subject to several environmental regulations and guidelines regarding various protected species and their habitats and include the federal Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act, alongside similar state laws. These laws impose significant civil and criminal penalties for violations, including injunctions limiting or otherwise prohibiting operations in certain areas where protected species or their habitat is located. The imposition of such restrictions, such as seasonal limitations, may result in additional costs and delays and could impact the feasibility of our Project.

Clean Water Act

The Clean Water Act (“CWA”) and other similar federal and state laws and regulations may require us to obtain permits for water discharges or take mitigation actions with respect to loss of wetlands. Additionally, such regulations require us to implement a variety of best management practices to ensure that water quality is protected and the impacts of our operations on water quality are minimized. The CWA and analogous laws and regulations provide for administrative, civil and criminal penalties for unauthorized discharges of pollutants in reportable quantities and may impose substantial potential liability for the costs of addressing such discharges.

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

District Exploration

No exploration drilling was completed during the reporting period. Activities during the reporting period focused on studies to support permitting and design, engineering and environmental studies to support the ongoing activities related to the ASAOC.

Employees

At December 31, 2022, the Corporation had 29 full time employees and 1 part time employee. 27 employees were directly related to the mineral development activities of the Stibnite Gold Project and the remaining 3 employees were focused on executive management and administrative support of the Corporation. A total of 24 employees were employed in Idaho; however, in 2022, most of the Perpetua Resources team continued working remotely, when possible. The Corporation also contracts out certain activities with specific skills to assist with various aspects of the Project.

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

Environmental, Social and Governance (“ESG”)

Our commitment to ESG practices is a core part of our business and has been since our inception, as formalized by our ESG Policy. Our operations are guided by responsible and sustainable mining practices and incorporate strong corporate governance values and stakeholder engagement. We engage regularly with key stakeholders and other interested parties, which allows us to better understand their interests, perspectives, and needs. We also believe in both transparency and accountability as key attributes of our governance strategy and seek to deliver information in an open and consistent manner, as denoted by our Sustainability Report released in 2022. Our commitment to ESG is also incorporated into our conservation principles which govern the development of our Project and, ultimately, our operations.

Our ESG Policy, Sustainability Roadmap and our 2021 Sustainability Report can be found on the Company’s website. Information on our website is neither part of, nor incorporated into, this Annual Report on Form 10-K.

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

Year	High	Low	Average
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,270	$1,392
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,801
2023 (through March 9)	$1,932	$1,811	$1,870

Data Source: www.kitco.com

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies. These provisions include:

●	an exemption from the auditor attestation requirement in the assessment of the effectiveness of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and
●	reduced disclosure about our executive compensation arrangements.

We will continue to be an emerging growth company until the earliest of:

●	the last day of our fiscal year in which we have total annual gross revenues of $1.235 billion (as such amount is indexed for inflation every five years by the SEC to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest $1 million) or more;

●	the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933 (“Securities Act”);
●	the date on which we have, during the prior three-year period, issued more than $1 billion in non-convertible debt; or
●	the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates (or public float) exceeds $700 million as of the last day of our second fiscal quarter in our prior fiscal year.

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

The Project is not in production or currently under construction, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development has a high degree of risk and few properties that are explored are ultimately developed into producing mines. The future development of the Project will require obtaining federal and state permits and financing and the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including, among others:

●	The need to obtain necessary environmental and other governmental approvals and permits, and the timing and conditions of those approvals and permits;
●	The potential that future exploration and development of mineral claims on or near the Project site may be impacted by litigation and/or consent decrees entered into by previous owners of mineral rights;
●	The availability and cost of funds to finance construction and development activities;
●	The timing and cost, which can be considerable, of the construction of mining and processing facilities as well as other related infrastructure;
●	Potential opposition from Native American tribes, non-governmental organizations, environmental groups or local groups which may delay or prevent development activities;
●	Potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
●	The availability and cost of skilled labor and mining equipment; and
●	The availability and cost of appropriate smelting and/or refining arrangements.

The costs, timing and complexities of mine construction and development are increased by the remote location of the Project, with additional challenges related thereto, including access, water and power supply, and other support infrastructure. Cost estimates may increase significantly as more detailed engineering work and studies are completed. New mining operations commonly experience unexpected costs, problems and delays during development, construction, and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that our activities will result in profitable mining operations, that we will successfully establish mining operations, or that we will profitably produce precious metals at the Project.

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

Mineral resource exploration and, if warranted, development, is a speculative business, characterized by a number of significant risks, including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits, which, though present, are insufficient in volume and/or grade to return a profit from production. There is no certainty that the expenditures that have been made and may be made in the future by the Corporation related to the exploration of its properties will result in discoveries of mineralized material in commercially viable quantities.

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

Mining and metallurgy are an inexact science and, accordingly, there always remains an element of risk that a mine may not prove to be commercially viable. Until a deposit is actually mined and processed, the quantity of Mineral Reserves, Mineral Resources and grades must be considered as estimates only. In addition, the determination and valuation of Mineral Reserves and Mineral Resources is based on, among other things, assumed metal prices. Market fluctuations and metal prices may render Mineral Resources and Mineral Reserves uneconomic. Any material change in quantity of Mineral Reserves, Mineral Resources, grade, tonnage, percent extraction of those mineral reserves recoverable by underground mining techniques or stripping ratio for those Mineral Reserves recoverable by open pit mining techniques may affect the economic viability of a mining project, including the Project and any future operations in which the Corporation has a direct or indirect interest. Any or all of these factors may lead to mineral resource and/or mineral reserve estimates being overstated, the mineable gold that can be received from the Project being less than the mineral resource and mineral reserve estimates, and the Project not being a viable project.

If the Corporation’s mineral resource and mineral reserve estimates for the Project are not indicative of actual grades of gold and other potential by-products, Perpetua Resources will have to continue to explore for a viable deposit or cease operations.

Perpetua Resources faces numerous uncertainties in estimating economically recoverable mineral reserves and mineral resources, and inaccuracies in estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

Information concerning our mining properties in Item 2, Properties has been prepared in accordance with the requirements of S-K 1300. A mineral is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining, processing and selling the mineral. Mineral reserve and mineral resource estimates of the gold, silver and antimony in our mining properties are based on many factors, including engineering, economic and geological data assembled and analyzed by internal staff and third parties, which includes various engineers and geologists, the area and volume covered by mining rights, assumptions regarding extraction rates and duration of mining operations, and the quality of in-place mineral reserves and mineral resources. The mineral reserve and mineral resource estimates as to both quantity and quality are updated from time to time to reflect, among other matters, new data received.

There are numerous uncertainties inherent in estimating quantities and qualities of minerals and costs to mine recoverable mineral reserves and mineral resources, including many factors beyond the Corporation’s control. Estimates of mineral reserves and mineral resources necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include, among others:

●	Geologic and mining conditions, including the Corporation’s ability to access certain mineral deposits as a result of the nature of the geologic formations of the deposits or other factors, which may not be fully identified by available exploration data;
●	Demand for the Corporation’s minerals;
●	Contractual arrangements, operating costs and capital expenditures;
●	Development and reclamation costs;
●	Mining technology and processing improvements;

●	The effects of regulation by governmental agencies and adverse judicial decisions;
●	The ability to obtain, maintain and renew all required permits;
●	Employee health and safety; and
●	The Corporation’s ability to convert all or any part of mineral resources to economically extractable mineral reserves.

As a result, actual tonnage recovered from identified mining properties and estimated revenues, expenditures and cash flows with respect to mineral reserves and mineral resources may vary materially from estimates. Thus, these estimates may not accurately reflect the Corporation’s actual mineral reserves and mineral resources. Any material inaccuracy in estimates related to the Corporation’s mineral reserves or mineral resources could result in lower than expected revenues, higher than expected costs or decreased profitability and changes in future cash flow, which could materially and adversely affect the Corporation’s business, results of operations, financial position and cash flows. Additionally, reserve and resource estimates may be adversely affected in the future by interpretations of, or changes to, the SEC’s property disclosure requirements for mining companies.

Perpetua Resources has a history of net losses and expects losses to continue for the foreseeable future.

We have a history of net losses and we expect to incur net losses for the foreseeable future. The Project has not advanced to the commercial production stage and we have no history of earnings or cash flow from operations. We expect to continue to incur net losses unless and until such time the Project commences commercial production and generates sufficient revenues to fund continuing operations. The development of our mineral properties to achieve production will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, including the progress of ongoing exploration and development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the process of obtaining required government permits and approvals, responding to opposition to the Project, including potential litigation, the availability and cost of financing, the participation of our partners, and the execution of any sale or joint venture agreements with strategic partners. These factors, and others, are beyond our control. There is no assurance that we will be profitable in the future.

We have a limited property portfolio.

At present, our only material mineral property is the interest that we hold through our subsidiary in the Project. Unless we acquire or develop additional mineral properties, we will be solely dependent upon this property. If no additional mineral properties are acquired by us, any adverse development affecting our operations and further development at the Project may have a material adverse effect on our financial condition and results of operations.

Our ability to continue the exploration, permitting, development, and construction of the Project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

We have limited financial resources. We will need external financing to develop and construct the Project and to complete the permitting process. Perpetua Resources expects that current cash resources, combined with the full DPA funding under the TIA, provide the Company with sufficient liquidity to complete permitting and early restoration activities on the current timeline as well as additional liquidity to begin advancing construction readiness into 2024. However, the Corporation expects to require additional financing to complete pre-construction and construction activities.

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

Our funding under the TIA is subject to certain conditions, limitations and ongoing obligations. If we fail to satisfy these conditions, we may be unable to obtain all of the funding allocated to Perpetua Resources or may be required to disgorge such funds.

In December 2022, Perpetua Resources was awarded a TIA of up to $24.8 million under Title III of the DPA. The TIA is subject to negotiation of a definitized agreement with the DOD. Until the agreement is definitized, the maximum funding available under the TIA is capped at $18,600,000, 75% of the not-to-exceed amount. Perpetua Resources expects to enter into a definitized agreement in the first half of 2023. However, there is no assurance that Perpetua Resources will be able to finalize the definitized agreement on the expected timeline or at all. The TIA also contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. If we fail to satisfy these conditions, we will be unable to obtain remaining funds available under the TIA and, under certain circumstances, could be required to disgorge funds already paid.

Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred over 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The funds may be used only for the purposes specified in the TIA and are not available to the Corporation for general corporate purposes other than those specified. Furthermore, the TIA contains limitations on the Corporation’s ability to share or sell certain assets, interests or technology to foreign counterparties, which may limit the Corporation’s ability to raise funding from foreign sources or capitalize on business opportunities with foreign companies.

We are subject to NEPA review and may be unable to obtain or retain necessary permits which could adversely affect our operations.

Our mining and exploration development activities are subject to extensive permitting requirements which can be costly to comply with and involve extended timelines. Specifically, we are subject to NEPA review, a federal process which is presently ongoing. Formal review under NEPA is extensive and involves several actions, including public scoping, coordination with cooperating agencies, the release of environmental impact statements followed by public comment, potential administrative objections, and the issuance of a final record of decision. Delays in the NEPA process, such as we are unable to timely obtain a record of decision from the United States Forest Service or fail to obtain requisite ancillary permits, may adversely impact our operations. Additionally, to the extent that we are granted necessary permits, we may be subject to a number of Project requirements or conditions including the installation or undertaking of programs to safeguard protected species and their habitat, sites, or otherwise limit the impacts of our operations. Previously obtained permits may be suspended or revoked for a variety of reasons. While we strive to comply with and conclude the NEPA review process, and obtain and comply with all necessary permits and approvals, any failure to do so may have negative impacts upon our business or financial condition, such as increased delays, curtailment of our operations, increased costs, implementation of mitigation or remediation requirements, the potential for litigation or regulatory action, and damage to our reputation.

We are subject to extensive environmental laws and regulations, where compliance failure may impact our operations.

Our mining, exploration, and development operations are subject to extensive environmental, health, and safety laws and regulations in the jurisdictions in which we operate and include those relating to the discharge and remediation of materials in the environment, waste management, and natural resource protection and preservation. Numerous governmental authorities, such as the U.S. EPA, and analogous state agencies, have the authority to enforce compliance with these laws and regulations and the permits issued thereunder, oftentimes requiring difficult and costly response actions. Certain environmental laws, such as CERCLA, impose strict, joint and several liability for costs required to remediate and restore sites where hazardous substances have been stored or released, including sites subject to legacy contamination. We may be required to remediate contaminated properties currently owned and operated by us regardless of whether such contamination resulted from our actions or from the conduct of others. Additionally, claims for damages to persons or property, including damages to natural resources, may result from the environmental, health, and safety impacts of our operations.

We may incur substantial costs to maintain compliance with environmental, health, and safety laws and regulations and such costs could increase if existing laws and regulations are revised or reinterpreted or if new laws or regulations become applicable to our operations. Failure to comply with these environmental, health, and safety laws and regulations may result in the imposition of restrictions on our operations, administrative civil or criminal liabilities, injunctions, third-party property damage or personal injury claims, investigatory cleanup or other remedial obligations, or other adverse effects on our business, financial condition, or operations. Current and future legislative, regulatory, and judicial action could result in changes to operating permits, material changes in operations, and increased capital and operating expenditures, among others.

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

Our mining, exploration, and development operations, and the permits required for such activities, may be subject to legal challenges at the international, federal, state, and local level by various parties. Such legal challenges may allege non-compliance with laws and regulations. For example, in August 2019, the Nez Perce Tribe filed a complaint in the United States District Court for the District of Idaho alleging our operations violated the CWA and seeking declaratory and injunctive relief. Following the execution of the voluntary ASAOC with the U.S. EPA and the United States Department of Agriculture, the Corporation and the Nez Perce Tribe agreed to stay the litigation and explore alternative dispute resolution through court-ordered mediation. Legal challenges such as this may result in adverse impacts to our planned operations such as increased defense costs, the performance of additional mitigation, or remedial activities, or significant delays to our Project. We may also be subject to more localized opposition, including efforts by environmental groups, which could attract negative publicity or have an adverse impact on our reputation.

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

The ASAOC with the U.S. EPA and the United States Department of Agriculture requires us to undertake numerous actions over the next several years and pay associated costs for future response activities pursuant to CERCLA. Such actions include site characterization reports, the development of health and safety plans, removal projects, bank stabilization, investigations of underlying baseline conditions, and feasibility evaluations, to name only a few. These actions require us to implement stringent schedules including meetings and approvals from key stakeholders, such as the U.S. EPA and the Forest Service, as well as requiring contractor procurement, site preparation, and construction. The implementation of the ASAOC, and the potential for significant deviations and changes to our projected schedules and plans, may result in increased costs and expenditures, thus affecting the feasibility of our Project moving forward. Additionally, compliance with the ASAOC will be time intensive and resource intensive and may lead to adverse impacts upon on our operations, our financial condition, and our business overall.

Our operations are subject to climate change risks.

Climate change may result in various and presently unknown physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our business. Such physical risks may result in damage to our facilities causing our operations to temporarily slow down or come to a stop. Moreover, the physical risks associated with climate change could have financial implications for our business, such as increased capital or operating costs, and additional expenditures to maintain or increase the resiliency of our facilities and implement contingency measures.

Increasing attention to ESG matters and conservation measures may adversely impact our business.

Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts and investor and societal expectations regarding voluntary ESG disclosures may result in increased costs and reduced access to capital. While we may announce various voluntary ESG targets in the future, due to our status as a development stage company, such targets are aspirational. Also, we may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to, as a result of unforeseen costs or technical difficulties associated with achieving such results.

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

Furthermore, public statements with respect to ESG matters—for example, emission reduction goals, other environmental targets, or other commitments addressing certain social issues—are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. We may face increased litigation risk from private parties and governmental authorities related to our ESG efforts. Additionally, any such alleged claims of greenwashing against us or others in our industry could lead to negative sentiment and the diversion of investment.

Perpetua Resources’ title to its mineral properties and its validity may be disputed in the future by others claiming title to all or part of such properties.

The validity of mining rights may, in certain cases, be uncertain and subject to being contested. The Corporation’s mining rights, claims and other land titles, particularly title to undeveloped properties, may be defective and open to being challenged by governmental authorities and local communities.

Perpetua Resources’ properties consist of various mining concessions in the United States. Under U.S. law, the concessions may be subject to prior unregistered agreements or transfers, which may affect the validity of the Corporation’s ownership of such concessions. A claim by a third party asserting prior unregistered agreements or transfer on any of Perpetua Resources’ mineral properties, especially where commercially viable Mineral Reserves have been located, could adversely result in Perpetua Resources losing commercially viable Mineral Reserves. Even if a claim is unsuccessful, it may potentially affect Perpetua Resources’ current activities due to the high costs of defending against such claims and its impact on senior management’s time. If the Corporation loses a commercially viable Mineral Reserve, such a loss could lower Perpetua Resources’ revenues or cause it to cease operations if this Mineral Reserve represented all or a significant portion of Perpetua Resources’ operations at the time of the loss.

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

Certain of the Corporation’s mineral rights consist of unpatented mining claims. Unpatented mining claims present unique title risks due to the rules for validity and the opportunities for third-party challenge. These claims are also subject to legal uncertainty.

Perpetua Resources faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and Perpetua Resources may not be able to effectively compete.

The mineral resource industry is intensively competitive in all of its phases, and Perpetua Resources competes with many companies possessing much greater financial and technical research resources. Competition is particularly intense with respect to the acquisition of desirable undeveloped gold properties. The principal competitive factors in the acquisition of such undeveloped properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. Competition could adversely affect the Corporation’s ability to advance the Project or to acquire suitable prospects for exploration in the future on terms it considers acceptable. Increased competition could adversely affect the Corporation’s ability to attract necessary capital funding or acquire an interest in additional properties.

Perpetua Resources depends on key personnel for critical management decisions and industry contacts but does not maintain key person insurance.

Perpetua Resources is dependent on a relatively small number of key personnel, the loss of any of whom could have an adverse effect on the operations of Perpetua Resources. The Corporation’s success is dependent to a great degree on its ability to attract and retain highly qualified management personnel. The loss of any such key personnel, through incapacity or otherwise, would require Perpetua Resources to seek and retain other qualified personnel and could compromise the pace and success of its exploration and permitting activities. Perpetua Resources does not maintain key person insurance in the event of a loss of any such key personnel.

Perpetua Resources does not have a full staff of technical people and relies upon outside consultants to provide critical services.

Perpetua Resources has a relatively small staff and depends upon its ability to hire consultants with the appropriate background and expertise. Perpetua Resources’ inability to hire the appropriate consultants at the appropriate time could adversely impact Perpetua Resources’ ability to advance its exploration and permitting activities. See section Item 1A, Risk Factors - Perpetua Resources faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and Perpetua Resources may not be able to effectively compete.

Certain Perpetua Resources directors and officers also serve as officers and/or directors of other mining companies, which may give rise to conflicts.

Certain Perpetua Resources directors and officers are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties. Such associations may give rise to conflicts of interest from time to time. Directors and officers of the Corporation with conflicts of interest are subject to and are required to follow the procedures set out in applicable corporate and securities legislation, regulations, rules and the Corporation’s policies.

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

Additionally, the Corporation is not insured against most environmental risks. Insurance against all environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products by third parties occurring as part of historic exploration and production) has not been generally available to companies within the industry. The Corporation periodically evaluates the cost and coverage of the insurance that is available against certain environmental risks to determine if it would be appropriate to obtain such insurance. Without such insurance, or with limited amounts of such insurance, and should the Corporation become subject to environmental liabilities, the payment of such liabilities would reduce or eliminate its available funds or could exceed the funds the Corporation has to pay such liabilities and could result in bankruptcy. Should the Corporation be unable to fully fund the remedial cost of an environmental problem, it might be required to enter into costly interim compliance measures pending completion of the required remedy.

A shortage of supplies and equipment, or the inability to obtain such supplies and equipment when needed and at expected prices, could adversely affect Perpetua Resources’ ability to operate its business.

Perpetua Resources is dependent on various supplies and equipment to carry out its activities. The shortage of such supplies, equipment and parts, or the inability to obtain such supplies and equipment when needed, whether as a result of inflated costs, supply chain disruptions or other reasons, could have a material adverse effect on Perpetua Resources’ ability to carry out its activities and therefore have a material adverse effect on the cost of doing business.

Risks Related to Our Industry

Resource exploration and development is a high risk, speculative business.

Resource exploration and development is a speculative business, characterized by a high number of failures. Substantial expenditures are required to discover new deposits and to develop the infrastructure, mining and processing facilities at any site chosen for mining. Resource exploration and development also involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate. Few properties that are explored are ultimately developed into producing mines, and there is no assurance that commercial quantities of ore will be discovered on any of the Corporation’s exploration properties. There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production, or if brought into production, that it will be profitable. The discovery of mineral deposits is dependent upon a number of factors, including the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon, among a number of other factors, its size, grade, proximity to infrastructure, current metal prices, and government regulations, including regulations relating to required permits, royalties, allowable production, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but any one of these factors, or the combination of any of these factors, may prevent Perpetua Resources from receiving an adequate return on invested capital. In addition, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Some ore reserves may become unprofitable to develop if there are unfavourable long-term market price fluctuations in gold or other metals, or if there are significant increases in operating or capital costs. Most of the above factors are beyond the Corporation’s control, and it is difficult to ensure that the exploration or development programs proposed by Perpetua Resources will result in a profitable commercial mining operation. Please also see, among other things, the risk factor found under the subheading “Perpetua Resources’ future exploration and development efforts may be unsuccessful” below.

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

While the price of gold has recently been strong, there can be no assurance that gold prices will remain at such levels or be such that the Project, and any future operations in which Perpetua Resources has a direct or indirect interest, will be mined at a profit. Some credible industry experts are predicting that gold will continue to increase in price during 2023 and the next several years. However, other credible industry experts expect that the price of gold has generally peaked during the recent pandemic and resulting economic crisis, and that as economies slowly recover over the next few years, the price of gold will decrease and be worth much less per ounce than it is today.

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

Many industries, including the precious metal mining industry, are impacted by global market conditions. Some of the key impacts of financial market turmoil can include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global and specifically mining equity markets, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A slowdown in the financial markets or other economic conditions, including but not limited to, reduced consumer spending, increased unemployment rates, deteriorating business conditions, inflation, deflation, volatile fuel and energy costs, increased consumer debt levels, lack of available credit, lack of future financing, changes in interest rates and tax rates may adversely affect the Corporation’s growth and profitability potential. Specifically:

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

A changing legal environment and court rulings related to the use of unpatented lode mining claims now being reviewed in federal courts may cause the Corporation to make modifications to its current claims management program and strategy.

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

The decision was appealed and on May 12, 2022, the Ninth Circuit remanded the case back to the Forest Service for such further proceedings as it deems appropriate, including application of 36 CFR 228 subpart A to Rosemont’s plan of operation, guided by the Court’s ruling that Section 612 of the Surface Resources and Multiple Use Act of 1955 grants no rights beyond those granted by the

1872 Mining Law. The majority opinion expressly refrained from further interpretation regarding application of the 36 CFR 228A, 36 CFR 251 or other Forest Service regulations in advance of the Forest Service further considering and developing the project record regarding the specifics of the Rosemont plan of operations. In December 2022, the Rosemont defendant announced it would not appeal the Ninth Circuit’s decision.

The Corporation has closely followed the Rosemont Mine legal proceedings. During the judicial proceedings, the Corporation directed a thorough analysis of its claims management program to support the Project Plan of Restoration and Operations. Notwithstanding that neither the validity of the 36 CFR 228 subpart A regulations was challenged in the Rosemont case nor their application to approval of the Rosemont plan of operations was determined by the federal courts, the Corporation’s claims management program and strategy was adjusted during the reporting period relinquishing 53 of the Corporation’s unpatented lode mining claims and re-staking with 203 unpatented mill sites over areas non-mineral in character and suitable for mill sites should a development decision be made.

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

Furthermore, while we generally must comply with Section 404 of Sarbanes-Oxley for our fiscal year ended December 31, 2022, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of the Exchange Act. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event the independent registered public accounting firm concludes that there is one or more material weaknesses in the effectiveness of our internal control over financial reporting. Compliance with these requirements may strain our resources, increase our costs and use significant management time and resources, and we may be unable to comply with these requirements in a timely or cost-effective manner.

For as long as we are an “emerging growth company,” or a “smaller reporting company” we will not be required to comply with certain reporting requirements that apply to some other public companies, and such reduced disclosures requirement may make our Common Shares less attractive.

As an “emerging growth company” as defined in the JOBS Act, we may take advantage of exemptions from certain disclosure requirements applicable to other public companies that are not emerging growth companies. We are an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1.24 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

For so long as we remain an “emerging growth company,” we will not be required to, among others:

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

The Competition Act (Canada) permits the Commissioner of Competition of Canada, (the “Commissioner”), to review any acquisition of a significant interest in Perpetua Resources. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act subjects an acquisition of control of a company by a non-Canadian to government review if the value of the Corporation’s assets, as calculated pursuant to the legislation, exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to result in a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their shares.

In addition, because the Board is responsible for appointing the members of the Corporation’s management team, these provisions may frustrate or prevent any attempts by Perpetua Resources’ shareholders to replace or remove current management by making it more difficult for shareholders to replace members of the Board. Among other things, these provisions include the following:

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

The Corporation is a corporation existing under the BCBCA. Some of the directors and officers named in this Annual Report may reside, now or in the future, in Canada or otherwise reside outside the United States, and all or a substantial portion of their assets may be located outside the United States. As a result, it may be difficult for United States investors to effect service of process within the United States upon the Corporation or experts who are not residents of the United States or to enforce judgments of courts of the United States predicated upon the Corporation’s civil liability and the civil liability of its experts under the United States federal securities laws.

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

Paulson & Co. Inc. (“Paulson”) holds in the aggregate 39.3% of the outstanding shares in Perpetua as of March 7, 2023. Accordingly, Paulson will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Paulson may be able to approve such matters itself. The concentration of ownership of the common shares by Paulson may: (i) delay or deter a change of control of the Corporation; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Corporation; and (iii) affect the market price and liquidity of the common shares. Pursuant to the terms of the investor rights agreement dated March 17, 2016, as amended and restated on March 17, 2020, Paulson has the right to designate two Board members so long as Paulson holds not less than 20% of our common shares and the right to designate one Board member so long as Paulson holds not less than 10% of our common shares. Christopher Papagianis and Marcelo Kim are Paulson’s nominees to the Board and Marcelo Kim was appointed Chairman of our Board in March of 2020.

As long as Paulson maintains its shareholdings in the Corporation, Paulson will have significant influence in determining the members of the Board. Without the consent of Paulson, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Paulson may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Paulson’s influence may impact the price that investors are willing to pay for our shares. If Paulson or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

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

System security vulnerabilities, data breaches, and cyber-attacks could compromise proprietary or otherwise sensitive information or disrupt operations, which could adversely affect Perpetua Resources’ business, reputation, and stock price.

Information systems and other technologies, including those related to the Corporation’s financial and operational management, and its technical and environmental data, are an integral part of the Corporation’s business activities. Network and information systems related events, such as phishing attacks, computer hacking, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, lost or misplaced data, programming errors, scams, burglary, human error, misdirected wire transfers, other malicious activities or any combination of the foregoing. We may also be adversely affected by power outages, natural disasters, terrorist attacks, or other similar events which could result in damages to the Corporation’s property, equipment and data. These events also could result in significant expenditures to repair or replace damaged property or information systems and/or to protect them from similar events in the future.

We have experienced cybersecurity incidents but have not suffered any material adverse impacts to our business and operations as a result of such incidents. No security measure is infallible. Our facilities and systems, and those of our third-party service providers, have been and are vulnerable to adverse events. We may also identify previously undiscovered instances of security breaches or bad actors with present access to our systems.

Furthermore, any security breaches such as misappropriation, misuse, leakage, falsification, accidental release or loss of information contained in the Corporation’s information technology systems including personnel and other data that could damage its reputation, trigger reporting or other requirements under material contracts and require the Corporation to expend significant capital and other resources to remedy any such security breach. Insurance held by the Corporation may mitigate losses, however, in any such events or security breaches may not be sufficient to cover any consequent losses or otherwise adequately compensate the Corporation for any disruptions to its business that may result, including loss or disruption of a material contract resulting from such breach. Insurance coverage may also be entirely unavailable. The occurrence of any such events or security breaches could have a material adverse effect on the business of the Corporation. In particular, a cybersecurity incident resulting in a security breach or failure to identify a security threat could disrupt our business and could result in the loss of sensitive, confidential information or other assets, as well as litigation including individual claims or class actions, regulatory enforcement, violation of privacy or securities laws and regulations, and remediation costs, all of which could materially impact our reputation, operations, or financial performance.

There can be no assurance that these events and/or security breaches will not occur in the future or not have an adverse effect of the business of the Corporation.

The COVID-19 pandemic may affect our operations.

The Corporation faces risks related to health epidemics/pandemics, and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

The Corporation’s business could be adversely impacted by the effects of COVID-19 or other epidemics/pandemics. The extent to which COVID-19 impacts the Corporation’s business, including its operations and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time. In particular, the spread of COVID-19 or any other pandemic could materially and negatively impact the Corporation’s business including without limitation, employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to future drill and work programs and/or the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Corporation’s control, which may have a material and adverse effect on its business, financial condition and results of operations.

There can be no assurance that the Corporation’s personnel will not be impacted by these epidemic/pandemic diseases and ultimately see its workforce productivity reduced and incur increased medical costs or insurance premiums due to these health risks. The extent to which COVID-19 and any other pandemic or public health crisis impacts the Corporation’s business, affairs, operations, financial condition (including the Corporation’s ability to raise funds), liquidity, availability of credit and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted.

Inflation could adversely impact our ability to control our costs, including our operating expenses and capital costs.

The U.S. inflation rate has been steadily increasing since 2021 and throughout much of 2022. Such inflationary pressures have resulted from supply chain disruptions caused by the COVID pandemic, increased demand, labor shortages and other factors, including the conflict between Russia and the Ukraine which began in late February 2022. Similar to other companies in our industry, we have experienced inflationary pressures on our operating costs - namely inflationary pressures have resulted in increases to the costs of our goods, services and personnel, which in turn, have caused our expenditures to rise. Although inflation rates started to stabilize in late 2022 and even decrease from the levels experienced earlier in the year, we are unable to accurately predict if such inflationary pressures and contributing factors will continue into 2023. To the extent elevated inflation remains, we may experience further cost increases for our operations, as well as increased labor costs. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to recover higher costs through higher commodity prices and revenues, would negatively impact our business, financial condition and results of operation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Summary Disclosure

The Corporation has only one material mining property, the Stibnite Gold Project, a formerly abandoned, brownfield mine site in rural Idaho, USA. We hold the Stibnite Gold Project through our wholly-owned subsidiary Idaho Gold Resources Company, LLC.

The Project consists of mining the Yellow Pine, Hangar Flats and West End deposits using conventional open pit methods, conventional processing methods to extract gold, silver and antimony, and on-site production of gold (“Au”) and silver (“Ag”) doré and an antimony (“Sb”) concentrate. The Project also entails an extensive reclamation and restoration program for historical legacy impacts to the site including the recovery and reprocessing of historical tailings, restoration of fish passage during and after operations, relocation of historical mining wastes to engineered storage facilities, stream restoration, and reforestation of impacted areas. Some environmental work is currently in process under the ASAOC. This work is designed to improve water quality on the Project site and is expected to be completed prior to the Project’s planned reclamation and restoration activities. The Corporation’s plans for decommissioning the site include progressive and concurrent remediation, reclamation, and restoration activities, beginning at the start of construction and continuing beyond the operations phase, through Project reclamation and closure. We are currently undertaking an extensive permitting process for redevelopment and restoration of the Project.

Technical Report Summary

The disclosures in this Item 2, Properties regarding Perpetua Resources’ 100% interest in the Stibnite Gold Project have been prepared in accordance with the mining property disclosure rules specified in S-K 1300. Except for subsequent events or as otherwise noted, the disclosure in this Annual Report on Form 10-K of a scientific or technical nature for the Stibnite Gold Project is derived from, and in some instances is an extract from, the Technical Report Summary, dated as of December 31, 2021, and amended as of June 6, 2022, which is included as Exhibit 96.1 of this Annual Report on Form 10-K. There are no material changes to the information presented in the TRS.

The TRS summarizes, as of December 31, 2021, in accordance with the mining property disclosure rules specified in S-K 1300, the information presented in the technical report titled “Stibnite Gold Project, Feasibility Study Technical Report, Valley County, Idaho” dated effective December 22, 2020 and issued January 27, 2021, which was prepared in accordance with mining property disclosure standards set forth in NI 43-101.

The TRS was filed by the Company on Form 8-K on EDGAR on June 8, 2022 and is included as Exhibit 96.1 to this Annual Report on Form 10-K. The 2020 Feasibility Study was filed on SEDAR on January 28, 2021. You should read the TRS as part of your review of the information in this Item 2. Properties.

Certain capitalized terms in this section not otherwise defined have the meanings ascribed to them in the TRS.

Information of a scientific or technical nature in this Annual Report has been approved by Christopher Dail, AIPG CPG #10596, Exploration Manager for Perpetua Resources Idaho, Inc. and a qualified person (as defined in NI 43-101 and as defined in S-K 1300).

Assumptions

Portions of the information presented in this Annual Report on Form 10-K and the information contained in the TRS rely on a number of estimates and assumptions, including estimates and assumptions which are inherently subject to significant scientific, business, economic and competitive uncertainties and contingencies that could be material should those assumptions be incorrect. These assumptions include, but are not limited to, certain assumptions as to capital costs, production rates, operating costs, recovery and timing of construction and production; assumptions that the current price and demand for gold and other metals will be sustained or will improve; assumptions that the equipment and personnel required for permitting, construction and operations will be available on a continual basis; there are no significant errors in calculations and information used in mineral resource and reserve estimates, there will be no unforeseen delays, unexpected geological or other effects, equipment failures, or significant permitting delays. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Annual Report on Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the TRS, which is included as an exhibit to this Annual Report on Form 10-K. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of additional industry and business risks and assumptions.

TRS Highlights

The Stibnite Gold Project economics, as contemplated in the TRS, are summarized in the table below.

	Early Production	Life-of-Mine
Component	Years 1-4	Years 1-15
Recovered Gold (2) Total	1,853 koz	4,238 koz
Recovered Antimony Total	74 million lbs	115 million lbs
Recovered Gold (2) Annual Average	463 koz/yr	297 koz/yr
Cash Costs(2,3) (Net of by-product credits)	$328/oz Au	$538/oz Au
All-in Sustaining Costs(2,3) (Net of by-product credits)	$438/oz Au	$636/oz Au
Initial Capital – including contingency	$1,263 million

Notes:

(1)	Base case prices US$1,600/oz gold, $20/oz silver and $3.50/lb antimony, Case C price based on metal selling prices of US$1,850/oz gold, $24/oz silver and $3.50/lb antimony, Post-Tax NPV at 5% discount rate.
(2)	In this release, “M” = million, “k” = thousand, all amounts in US$, gold and silver reported in troy ounces (“oz”).
(3)	Cash costs and All-in Sustaining Costs are non-GAAP measures; see section Item 2, Non-GAAP Measures.

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
Unpatented Claim
Cascade Ranger District
Krassell Ranger District
Middle Fork Ranger District
Krassell Ranger District
Cascade Ranger District
Middle Fork Ranger District
EFSFSR
Riordan Lake
T19N
T18N
T18N
T17N
R9E
R10E
2700000
2710000
2720000
2730000
2740000
1210000
1200000
1190000
1180000
1170000
1160000
1150000
0
0.5
1
2
Miles
N

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

PATENTED CLAIMS
Valley County		Number of Claims		Assessed	Assessed
Parcel ID	Owner[5]	Lode	Millsite	Acres[4]	Hectares[4]
RP18N09E155300	IGRCLLC	—	16	80.00	32.37
RP18N09E020026	IGRCLLC	6	—	129.82	52.54
RP18N09E115495	IGRCLLC	—	14	53.57	21.68
RP14N05E074475[1]	IGRCLLC[1]	—	—	25.06	10.14
RP18N09E038995	IGRCLLC	4	—	81.63	33.03
RP18N09E108995	IGRCLLC	5	—	102.8	41.60
RP18N09E127345	IGRCLLC	6	—	99.87	40.42
RP18N09E030005	IGRCLLC	11	—	218.90	88.59
RP18N09E030020	IGRCLLC	6	—	81.17	32.85
RP18N09E12255	IGRCLLC [2]	6	—	89.40	36.18
RP18N10E071525	IGRCLLC [2]	2	—	38.95	15.76
RP18N09E18150	IGRCLLC [2]	7	—	139.19	56.33
RP18N09E018435	IGRCLLC [2]	4	—	80.23	32.47
RP18N09E013840	IGRCLLC [2]	8	—	136.01	55.04
Totals		65	30	1,357	549.00

UNPATENTED CLAIMS
		Number of Claims
Owner	Claim Type	Lode	Millsite	Acres	Hectares
IGRCLLC	Unpatented lode and millsite claims	1,419	249	28,483	11,527

Notes:

1.	The Scott Valley parcel for the Stibnite Gold Logistics Facility is a 100% owned fee-simple parcel, that is approximately 25 acres, with no mineral rights.
2.	IGRCLLC has an option to purchase (OTP), but no ownership of these parcels. The owner pays property taxes for these parcels until the OTP is exercised.
3.	Does not include taxes paid on OTP properties, which are paid by the owner.
4.	Not all values may sum due to rounding. Assessed acreage may not correspond exactly to surveyed acreage reported in text.
5.	This table summarizes the mineral rights held by Perpetua Resources’ wholly owned subsidiary, IGRCLLC.

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

In 2021, SGC merged with IGRCLLC becoming the sole surviving entity and landowner of patented and unpatented mining claims and mill sites and various optioned properties. In 2022, 53 of the Corporation’s unpatented lode mining claims were relinquished and re-staked with 203 unpatented mill sites over areas non-mineral in character and suitable for mill sites should a development decision be made. Currently, IGRCLLC owns 1,419 unpatented lode mining and 249 mill sites totaling approximately 28,483 acres (11,527 hectares).

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

Royalties, Option Agreements and Encumbrances

Option Agreements

On May 3, 2011, a predecessor to SGC entered into an option to purchase (“OTP”) 27 patented lode claims totaling approximately 485 acres from the J.J. Oberbillig Estate (the Cinnabar option claims). This agreement was modified in an Amended and Restated Real Property Purchase Agreement effective December 1, 2016. The amended agreement also includes an option on a Right of First Refusal to purchase the surface rights associated with portions of certain patented mill site claims that J.J. Oberbillig Estate sold to Hecla under a Real Estate Purchase and Sale Agreement effective December 30, 2002. The agreement also includes granting of a renewable easement for a communications tower. Perpetua Resources is obligated to make payments to maintain the OTP to obtain title to these claims. The agreement includes an option to extend up to 10 years after the original term of the agreement expires, through 2037.

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

Permits

The Project is subject to formal review under NEPA, which is still ongoing. Following the release of a DEIS on August 14, 2020, followed by a public comment period, the USFS published a SDEIS on October 28, 2022 for a 75-day public comment period which closed on January 10, 2023. The Corporation expects that a final EIS and draft Record of Decision will follow in due course. Work on other required ancillary permits and management plans continues.

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

No exploration drilling was completed during the reporting period.

Mineral Resources and Mineral Reserves Estimates

The tables below present the estimated Mineral Resources and Mineral Reserves for the Project at December 31, 2022 presented in accordance with S-K 1300. There were no changes in reported Mineral Resources and Mineral Reserves reported for the years ended December 31, 2021 and 2022. The Qualified Person has reviewed the Mineral Resources and Mineral Reserves described herein and is of the opinion that there are no material changes to the Mineral Resources and Mineral Reserves as compared to the information presented in the TRS and that the material assumptions set forth in the TRS are current as of December 31, 2022.

Mineral Resource Estimates

The following table presents the estimated Indicated and Inferred Mineral Resources for the Project at December 31, 2022 based on $1,500/oz gold price and are presented exclusive of Mineral Reserves in accordance with S-K 1300. There were no changes to Mineral Resources since December 31, 2021.

Consolidated Mineral Resource Statement for the Stibnite Gold Project at December 31, 2022, based on $1,500/oz gold,

EXCLUSIVE OF RESERVES:

		Gold	Contained	Silver	Contained	Antimony	Contained
	Tonnage	Grade	Gold	Grade	Silver	Grade	Antimony
Classification	(000s)	(g/t)	(000s oz)	(g/t)	(000s oz)	()%	(000s lbs)
Indicated
Yellow Pine	8,598	1.11	307	1.44	397	0.018	3,405
Hangar Flats	19,803	1.30	825	3.34	2,128	0.146	63,673
West End	15,133	0.76	369	0.91	445	—	—
Historical Tailings	0	—	0	—	0	—	0
Total Indicated	43,534	1.07	1,501	2.12	2,970	0.07	67,078
Inferred
Yellow Pine	8,021	0.85	219	0.59	153	0	62
Hangar Flats	17,021	1	548	2.3	1,259	0.09	32,146
West End	26,895	0.97	837	1.06	918	0	0
Historical Tailings	191	1.13	7	2.64	16	0.16	662
Total Inferred	52,128	0.96	1,611	1.4	2,345	0.03	32,870

Notes:

(1)	Mineral Resources are reported in relation to a conceptual pit shell to demonstrate potential for economic viability; mineralization lying outside of these pit shells is not reported as a Mineral Resource. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. These Mineral Resource estimates include Inferred Mineral Resources that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. There is also no certainty that these Inferred Mineral Resources will be converted to the Indicated category through further drilling, or into Mineral Reserves once economic considerations are applied. All figures are rounded to reflect the relative accuracy of the estimate and therefore numbers may not appear to add precisely.
(2)	Open pit sulfide Mineral Resources are reported at a cut-off grade of 0.40 g/t Au and open pit oxide Mineral Resources are reported at a cut-off grade of 0.35 g/t Au.
(3)	Mineral Resources are reported in place (point of reference).

(4)	All numbers have been rounded in above table and may not sum correctly.

Mineral Reserve Estimates

The following table presents the estimated Mineral Reserves for the Project at December 31, 2022 based on $1,600/oz gold price and presented in accordance with S-K 1300. There were no changes to Mineral Reserves since December 31, 2021. Under S-K 1300, a Proven Mineral Reserve is the economically mineable part of an indicated and, in some cases, a measured mineral resource and a Probable Mineral Reserve is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Mineral Reserves Summary (Metric Units) at December 31, 2022 based on $1,600/oz gold:

		Average Grade			Total Contained Metal
Deposit	Tonnage	Gold	Antimony	Silver	Gold	Antimony(3)	Silver
Metric Units	(kt)	(g/t)	()%	(g/t)	(t)	(t)	(t)
Yellow Pine
Low Sb Sulfide –Probable	37,615	1.69	0.009	1.56	63.7	3,565	58.5
High Sb Sulfide –Probable	10,232	2.04	0.460	4.69	20.9	47,064	48.0
Yellow Pine Probable Mineral Reserves	47,847	1.77	0.106	2.23	84.5	50,629	106.5
Hangar Flats
Low Sb Sulfide – Probable	5,167	1.34	0.018	1.65	6.9	954	8.5
High Sb Sulfide – Probable	3,095	1.92	0.369	4.85	5.9	11,407	15.0
Hangar Flats Probable Mineral Reserves	8,262	1.56	0.150	2.85	12.9	12,361	23.5
West End (1)
Oxide – Probable	4,749	0.54	—	0.87	2.6	—	4.1
Low Sb Sulfide – Probable	15,242	1.33	—	1.30	20.2	—	19.7
Transitional – Probable	25,839	1.03	—	1.49	26.6	—	38.5
West End Probable Mineral Reserves	45,830	1.08	—	1.36	49.3	—	62.3
Historical Tailings (1)
Low Sb Sulfide – Probable	1,832	1.16	0.166	2.86	2.1	3,036	5.2
High Sb Sulfide – Probable	855	1.16	0.166	2.86	1.0	1,417	2.4
Historical Tailings Probable Mineral Reserves	2,687	1.16	0.166	2.86	3.1	4,453	7.7
Probable Mineral Reserves
Oxide – Probable	4,749	0.54	—	0.87	2.6	—	4.1
Low Sb Sulfide –Probable	59,856	1.55	0.013	1.54	92.9	7,555	92.0
High Sb Sulfide –Probable	14,181	1.96	0.422	4.61	27.8	59,888	65.4
Transitional – Probable	25,839	1.03	—	1.49	26.6	—	38.5
Total Probable Mineral Reserves (2)	104,625	1.43	0.064	1.91	149.9	67,443	200.0

Notes:

(1)	Historical Tailings ore type classification is proportional to the pit-sourced mill feed during Historical Tailings processing.
(2)	Metal prices used for Mineral Reserves: $1,600/oz Au, $20.00/oz Ag, $3.50/lb Sb.
(3)	Antimony values are reported only for ore scheduled in the mine plan that is classified as High Sb Sulfide.

Mineral Reserves are reported from the reference point of delivery to the processing plant. These reserves are subject to variable metallurgical recoveries for gold, silver, and antimony depending on the host rock, process flowsheet, and product (i.e. doré bullion or antimony concentrate). The average recoveries into bullion are 87% for gold and 13% for silver. The average recoveries into antimony concentrate are 68% for antimony, 0.1% for gold, and 2% for silver.

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

Capital and Operating Costs

Capital expenditures or capital costs (“CAPEX”) and operating expenditures or operating costs (“OPEX”) estimates were developed based on third quarter 2020, un-escalated U.S. dollars. Vendor quotes were obtained for all major equipment and operating consumables. Most costs were developed from first principles, although some were estimated based on factored references and experience with similar projects elsewhere. Reclamation financial assurance costs are not included in the capital costs. Additional assumptions that were used to estimate CAPEX are presented in the TRS.

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

The CAPEX estimate includes direct mining equipment and pre-stripping costs, process plant costs, on-site infrastructure such as the TSF and the operations camp, and off-site infrastructure such as the power transmission line, the mine access road, the SGLF, and reclamation and closure costs. The initial CAPEX includes indirect costs for detailed design and engineering, land acquisition, some environmental mitigation, and other costs. Initial CAPEX also includes an estimate of contingency based on the accuracy and level of detail of the cost estimate. The purpose of the contingency provision is to make allowance for uncertain cost elements that may occur but are not included in the cost estimate. These cost elements include uncertainties concerning completeness, accuracy and characteristics or nature of material takeoffs, accuracy of labor and material rates, accuracy of labor productivity expectations, and accuracy of equipment pricing. The CAPEX estimates are considered to have an accuracy range of -10% to +15%.

The table below provides a summary of CAPEX estimates for the Project.

		Initial	Sustaining	Closure	Total
		CAPEX	CAPEX	CAPEX	CAPEX
Area	Detail	($000s)	($000s)	($000s)(1)	($000s)
Direct Costs	Mine Costs	84,019	118,968	—	202,987
	Processing Plant	433,464	49,041	—	482,505
	On-Site Infrastructure	190,910	83,892	—	274,802
	Off-Site Infrastructure	115,940	—	—	115,940
Indirect Costs		232,684	—	—	232,684
Owner’s Costs, First Fills, & Light Vehicles		38,351	—	—	38,351
Offsite Environmental Mitigation Costs		14,397	—	—	14,397
Onsite Mitigation, Monitoring, and Closure Costs		3,474	23,484	98,052	125,010
Total CAPEX without Contingency		1,113,239	275,385	98,052	1,486,677
Contingency		149,708	20,354	1,244	171,306
Total CAPEX with Contingency		1,262,948	295,739	99,296	1,657,982

Notes:

(1)	Closure assumes self-performed closure costs, which will differ for those assumed for financial assurance calculations required by regulators.
(2)	All numbers have been rounded in above table and may not sum correctly.

Operating Costs and All-In Costs

The Project OPEX estimate includes mine operating costs, process plant operating costs, and general and administrative (“G&A”) costs. Cash costs, expressed in dollars per short ton ($/st) milled or dollars per troy ounce of gold ($/oz Au) produced, are typically expressed before and after by-product credits (from antimony concentrate sales). Total cash costs include smelting and refining charges, transportation charges, and royalties. The All-In Sustaining Costs (“AISC”) and the All-In Costs (“AIC”) include non-sustaining CAPEX, and closure and reclamation CAPEX, respectively. A summary of these Project costs is presented below. Assumptions that were used to estimate OPEX are presented in the TRS.

	Years 1-4		LOM
Total Production Cost Item	($/st milled)	($/oz Au)	($/st milled)	($/oz Au)
Mining	9.71	156	8.22	205
Processing	13.13	211	12.76	318
G&A	3.54	57	3.43	85
Cash Costs Before By-Product Credits(1)	26.38	424	24.41	608
By-Product Credits	(5.99)	(96)	(2.81)	(70)
Cash Costs After By-Product Credits(1)	20.40	328	21.60	538
Royalties	1.69	27	1.09	27
Refining and Transportation	0.46	7	0.24	6
Total Cash Costs(1)	22.54	362	22.94	571
Sustaining CAPEX	4.64	75	2.83	70
Salvage	—	—	(0.26)	(6)
Property Taxes	0.05	1	0.04	1
All-In Sustaining Costs(1)	27.23	438	25.54	636
Reclamation and Closure(2)	—	—	0.95	24
Initial (non-sustaining) CAPEX(3)	—	—	11.65	290
All-In Costs	27.23	438	38.14	950

Notes:

(1)	Cash costs, All-in Sustaining Costs, are non-GAAP measures; see section Item 2, Non-GAAP Measures, below.
(2)	Defined as non-sustaining reclamation and closure costs in the post-operations period.
(3)	Initial Capital includes capitalized preproduction.
(4)	All numbers have been rounded in above table and may not sum correctly.

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

Quality Assurance/Quality Control program results do not indicate any problems with the analytical programs. Independent data audits have been conducted and indicate that the sample collection and database entry procedures are acceptable. All core samples have been catalogued and stored in designated areas.

Mineral resources and mineral reserves are estimates that are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. See Risk Factors – “Perpetua Resources’ mineral resource and mineral reserve estimates may not be indicative of the actual gold that can be mined.”

Non-GAAP financial measures

To provide investors with additional information in connection with our economic analysis as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we disclose certain projected non-GAAP financial measures. The projected non-GAAP financial measures include Cash Costs and All-in Sustaining Costs estimates and related calculations.

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

Item 3. Legal Proceedings.

The Corporation and its subsidiaries are parties to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the CWA related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho and the Corporation promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Subsequently, the Corporation filed an answer denying liability which, later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the Forest Service alleging the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States. Pursuant to the terms of the voluntary ASAOC executed with the U.S. EPA and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution (“ADR”) options through court-ordered mediation. The stay has been extended on subsequent occasions, and a request to extend the stay through June 30, 2023 was requested by jointly by the Corporation and the Nez Perce Tribe during a February 21, 2023 status conference and subsequently ordered by the court on the same day.

Certain of the Corporation’s property interests in the Project are also subject to existing judicial consent decrees due to Perpetua’s acquisition of several patented lode mining claims and mill sites which covers environmental liability and remediation responsibilities. Under the consent decrees, Perpetua is required to grant access to certain site areas by regulatory agencies and allow remediation activities to proceed if necessary and preserve the integrity of previous response actions.Several of the Corporation’s patented claims in the Hangar Flats and Yellow Pine properties are also subject to a consent decree which requires Perpetua to cooperate with the U.S. EPA and the USFS to implement appropriate response activities.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the fiscal year ended December 31, 2022, the

Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the TSX under the symbol “PPTA” and on the Nasdaq under the symbol “PPTA”.

Holders of Record

As of March 10, 2023, there were 63,011,77 common shares outstanding and 36 shareholders of record.

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

The Prospectus Supplement included a proposed use of proceeds that would be compared to expenditures from October 1, 2021 onwards. A reconciliation of the use of proceeds is provided below. As a result of the DPA funding announced in December 2022, which is available for limited uses related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing construction readiness and permitting, we reduced our planned use of the proceeds from the offering for permitting, environmental field operations and engineering and design work and reallocated those funds to general corporate purposes and restoration work pursuant to the ASAOC, as shown in the table below. Except as described, there has been no material change in the planned use of proceeds as described in our Prospectus Supplement.

	Proposed Use of	Updated Use of	Actual Use of	Remaining to be
Expense Category (in Millions)	Proceeds	Proceeds	Proceeds	Spent/Difference
Permitting	$21.0	$11.0	$10.4	$0.6
General Corporate Purposes(i)	20.1	25.3	14.4	10.9
Early Restoration & Field Operations	7.9	17.0	6.0	11.0
Engineering & Design	5.3	1.0	0.9	0.1
	$54.3	$54.3	$31.7	$22.6

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations as of December 31, 2022 and 2021 and for the fiscal years then ended together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Annual Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

2022 Key Highlights

●	Zero lost time incidents or reportable environmental spills
●	Awarded Department of Defense funding to study antimony from Stibnite Gold Project
●	Announced the United States Forest Service published the Supplemental Draft Environmental Impact Statement which identified Perpetua Resources’ proposed action as the Preferred Alternative (as defined below)
●	Awarded a Technology Investment Agreement of up to $24.8 million under Title III of the Defense Production Act
●	Completed summer field program including stream diversion activities and the removal of the Defense Minerals Exploration Administration legacy waste rock dump from within and along a tributary to the East Fork of the South Fork of the Salmon River
●	Continued productive mediation discussions with the Nez Perce Tribe
●	Received the Clean Air Act Permit to Construct from the Idaho Department of Environmental Quality
●	Strengthened the Board of Directors (the “Board”) with appointment of Laura Dove who brings three decades of external affairs and stakeholder management experience to Perpetua
●	Welcomed value-oriented Kopernik as a new shareholder
●	Awarded contract for stream diversion work as part of Phase 1 early cleanup activities
●	Published 2021 Sustainability Report, the Company’s ninth annual sustainability report
●	Launched Sustainability Roadmap which outlines 13 goals to guide the Company as it advances the Stibnite Gold Project
●	Promoted Jessica Largent to CFO and further strengthened team with hiring of Chris Fogg as Manager of Investor Relations
●	Held 2022 Annual General Meeting and shareholders voted in favor of all proposals

2023 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country and restore an abandoned brownfield site. In 2023, Perpetua Resources continues to focus on advancing the permitting for the Stibnite Gold Project through the National Environmental Policy Act process. The NEPA process is intended to ensure that federal agencies and the public are informed of a proposed action’s potential environmental impacts before a final decision is made by the agency regarding the action.

Supplemental Draft Environmental Impact Statement (“SDEIS”)

In response to public and agency feedback on the Draft Environmental Impact Statement released by the USFS in August 2020, Perpetua Resources proposed modifications to the mine plan analyzed in Alternative 2 in the DEIS and submitted a refined proposed action to the USFS in December 2020 (the “Modified Mine Plan”). The Modified Mine Plan included refinements to reduce the project footprint, improve water quality, and lower water temperature. The USFS decided to prepare a Supplemental Draft Environmental Impact Statement to further evaluate the project refinements and compare the Company’s proposed site access via Burntlog Route to an alternative option using current roads.

After nearly two years of review of the Modified Mine Plan by the USFS and other agencies, the SDEIS was published on October 28, 2022 for a 75-day public comment period. In the SDEIS, the USFS highlights the net positive environmental outcomes that the Stibnite Gold Project can provide to the abandoned mine site based on the results of comprehensive scientific analysis conducted over the last six years. The USFS identified Perpetua Resources’ proposed action, the “Modified Mine Plan,” as the Preferred Alternative because the Modified Mine Plan:

●	incorporates water management and closure activities to reduce the duration of long-term water treatment requirements,
●	includes measures to manage stream temperatures, and
●	reduces potential impacts associated with access, transportation and hazardous materials on alternative access routes to the project site.

The USFS also concluded the Preferred Alternative would reasonably accomplish the purpose and need for consideration of approval of the Stibnite Gold Project, while giving consideration to environmental, economic, and technical factors. Under NEPA, a “Preferred Alternative” is identified by a Federal agency in a DEIS to let the public know which action the agency is leaning toward selecting as final. However, identification of a “Preferred Alternative” does not represent a final decision and the USFS may still choose various actions based on the Modified Mine Plan or each of the alternatives analyzed in the SDEIS when developing the Final Environmental Impact Statement.

The SDEIS public review period closed on January 10, 2023. Following completion of the comment period and analysis, the Company expects the USFS to provide a schedule update including the expected timing to the FEIS, draft Record of Decision and to final Record of Decision.

Department of Defense Funding

In September 2022, Perpetua Resources was awarded two funding grants from the U.S. Department of Defense (“DOD”) Defense Logistics Agency to study the domestic production of military-grade antimony trisulfide, an essential component in ammunition and dozens of other defense materials. Perpetua Resources expects to receive up to $200,000 in total to evaluate whether antimony from the Stibnite Gold Project can meet military specifications (“Mil-Spec”) to help secure America’s defense and commercial ammunition supply chain while also evaluating alternate methods for purifying antimony trisulfide. Perpetua Resources submitted two proposals to DLA’s “Production of Energetic Materials and Associated Precursors” Small Business Innovation Research (“SBIR”) grant solicitation. As described in the grant’s objective, the program is focused on reducing “foreign reliance and single points of failure for the domestic manufacturing of energetic materials” through the development of a domestic source. After a competitive review process, Perpetua Resources was awarded SBIR Phase 1 funding of $100,000 for both programs. Each study is expected to be completed within the next six to 12 months. After the completion of the proposed programs, Phase 2 funding could be made available for more advanced stage pilot-scale testing within the next year. Together, the Phase 1 and Phase 2 programs could confirm the Project’s ability to provide the domestic antimony source needed to meet the defense procurement demand and support commercial markets.

In December 2022, Perpetua Resources was awarded a TIA of up to $24.8 million under Title III of the DPA. The funding objective of the TIA, issued by the Air Force Research Laboratory, is to complete environmental and engineering studies necessary to obtain a FEIS, a Final Record of Decision, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. The DPA funding allows the Company to advance the construction readiness of the Stibnite Gold Project while the Company continues through the ongoing permitting process, led by the USFS. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred over 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The DPA funding does not interrupt the ongoing NEPA review process. The TIA is subject to negotiation of a definitized agreement with the DOD. Until the agreement is definitized, the maximum funding available under the TIA is capped at $18,600,000, 75% of the not-to-exceed amount. Perpetua Resources expects to enter into a definitized agreement in the first half of 2023. However, there is no assurance that Perpetua Resources will be able to finalize the definitized agreement on the expected timeline or at all. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. Perpetua Resources is evaluating other U.S. government funding opportunities, including programs available through the DOD.

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

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year Ended
	December 31,	December 31,
	2022	2021
EXPENSES
Corporate salaries and benefits	$1,893,965	$2,038,883
Depreciation	61,294	58,922
Directors’ fees	528,607	767,013
Exploration	19,088,897	22,716,806
Environmental liability expense	4,564,611	12,198,651
General and administration	762,897	1,508,000
Gain on disposal of buildings and equipment	(40,215)	—
Professional fees	1,825,484	1,446,069
Shareholder and regulatory	646,319	555,517
OPERATING LOSS	29,331,859	41,289,861

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative	(99,038)	(774,094)
Change in fair value of convertible note derivative	—	(5,710,557)
Finance costs	—	362,551
Foreign exchange loss	41,179	842,573
Grant income	(75,000)	—
Interest income	(485,469)	(58,308)
Total other expenses/(income)	618,328	(5,337,835)

Net Loss	$28,713,531	$35,952,026

Net Loss

Net loss for the year ended December 31, 2022, was $28.7 million compared with a net loss of $36.0 million for 2021. This $7.2 million decrease for the year was primarily attributable to a $7.6 million decrease in environmental liability expense, a $3.6 million decrease in exploration costs, a $0.8 million decrease in foreign exchange loss, and a $0.7 million decrease in general and administration expense. These reductions were partially offset by a $5.7 million decrease in the gain recognized on the change in fair value of convertible note derivative as all notes were converted in 2021 and a $0.7 million decrease in the gain on the change in fair value of warrant derivative. As noted above, for the year ended December 31, 2022, the Corporation’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the year ended December 31, 2022 were $1.9 million, or 7.0%, lower than the previous year due to severance payments made to corporate employees in 2021 and lower share-based compensation expense in 2022.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units and stock options). This expense for the year ended December 31, 2022, is $0.5 million, or 31%, lower than the previous year primarily due to lower share-based compensation expense.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field office costs, engineering, permitting, environmental and legal and sustainability costs. The Corporation’s exploration expenses of $19.1 million during the year ended December 31, 2022 are $3.6 million, or 16%, lower than the previous year primarily due to a $1.7 million decrease in permitting, a $1.7 million decrease in consulting and labor costs, and a $0.6 million decrease in environmental and reclamation partially offset by a $0.8 million increase in legal and sustainability. Permitting expenses for the year ended December 31, 2022 were lower than the previous year due to a decrease in technical support and analysis required as requests for additional information to support the preparation of the SDEIS was substantially complete by the second quarter of 2022. Additional details of expenditures incurred are as follows:

	Years Ended
	December 31,	December 31,
	2022	2021
Consulting and labor cost	$5,891,878	$7,547,802
Engineering	727,377	1,036,467
Environmental and reclamation	151,392	711,307
Field office and drilling support	1,878,153	2,051,234
Legal and sustainability	2,171,757	1,399,976
Permitting	8,268,340	9,970,020
Exploration	$19,088,897	$22,716,806

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Upon signing of the ASAOC, the Company recorded an immediate expense of $7.5 million and a corresponding environmental reclamation liability. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the year ended December 31, 2022, the total cost estimate to complete Phase 1 early cleanup actions increased $4.6 million driven by scope changes, inflation and higher fuel costs. As of December 31, 2022, the estimate for the remaining environmental liability was $10.8 million.

General and Administration

This expense is predominantly insurance policies for the U.S. offices and is $0.7 million, or 49%, lower for the year ended December 31, 2022, than the previous year primarily due to lower insurance premiums and the previous year included consulting work to support various corporate activities including the share consolidation and listing on the NASDAQ.

Gain on Disposal of Buildings and Equipment

This item relates to the gain on the sale of buildings and equipment and is $40,215 for the year ended December 31, 2022, compared to nil for the previous year primarily due selling equipment with no carrying value for gross proceeds of $49,173 offset by writing off the carrying value of equipment no longer owned in 2022.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. The expense for the year ended December 31, 2022 were $1.8 million, or 26%, higher than the previous year primarily due to legal and consulting work related to new filings required as a U.S. domestic issuer and the associated costs. Accounting expense for the year ended December 31, 2022 were higher due to accounting fees related to the change in the basis of accounting for the Company’s consolidated financial statements from international standards to U.S. GAAP.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. The expense for the year ended December 31, 2022 is $0.6 million, or 16%, higher than the previous year primarily due to higher fees related to being listed on the NASDAQ and filing fees associated with being a U.S. domestic issuer.

Change in Fair Value of Warrant Derivative

The Corporation issued 200,000 warrants in a financing transaction in May 2013, with an exercise price denominated in Canadian dollars. The Corporation determined that warrants with an exercise price denominated in a currency that is different from the entity’s functional currency should be classified as a derivative and carried at their fair value. Any changes in their fair value from period to period have been recorded as a gain or loss in the Consolidated Statements of Operations. There are no circumstances under which Perpetua Resources will be required to pay cash upon exercise or expiry of the warrants or finder’s options (see Note 6 in the Consolidated Financial Statements).  The gain on the change in fair value of warrants decreased $0.7 million or 87% in 2022 compared to 2021.

Change in Fair Value of Convertible Note Derivative

The Corporation issued unsecured Convertible Notes with an interest rate of 0.05% per annum in March 2016 and March 2020 (together, the “Convertible Notes”) with an exercise price denominated in Canadian dollars. The Corporation determined that the Convertible Notes with an exercise price denominated in a currency that is different from the entity’s functional currency should be classified as a derivative and carried at their fair value. Any changes in their fair value from inception to balance sheet date have been recorded as a gain or loss in the Consolidated Statements of Operations. The convertible note derivative is valued at fair value. During the year ended December 31, 2021, the change in fair value related to this derivative was $5.7 million. There was no similar amount during the year ended December 31, 2022 because all Convertible Notes were converted in 2021.

Finance Costs

Finance costs for the Corporation include accretion and interest expense related to the Convertible Notes described above, and transaction costs related to the conversion of the Convertible Notes. These costs for the year ended December 31, 2022, are $nil compared to $0.4 million recognized in 2021 because the remainder of the Convertible Notes converted in 2021.

Foreign Exchange Loss

Changes in foreign exchange are driven by the change in value of the Canadian Dollar compared to the U.S. Dollar. The $0.8 million loss for the year ended December 31, 2021 was a result of the translation of the Corporation’s Canadian dollar denominated balances primarily on the Convertible Notes and the convertible note derivatives before their conversion in 2021. In 2022, the loss decreased to $41,179 as all of the Convertible Notes were converted in 2021.

Grant Income

This income is from the DOD funding to domestic production of military-grade antimony trisulfide. Grant income increased $0.1 million in the year ended December 31, 2022, compared the previous year as the grants were awarded in September 2022.

Interest Income

This income results from interest received on the Corporation’s cash balances. Interest income increased $0.4 million in the year ended December 31, 2022, compared to the previous year due to higher interest rates throughout the year and higher average cash balances in 2022.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of December 31, 2022, Perpetua Resources had cash and cash equivalents totaling approximately $22.7 million, approximately $0.9 million in other current assets and $2.7 million in trade and other payables.

In August 2021, the Corporation completed a public offering for total gross proceeds of $57.5 million to be used to continue permitting, early restoration and field operations, engineering and design and general corporate purposes. In December 2022, the Corporation was awarded a TIA of up to $24.8 million under Title III of the DPA. The TIA is subject to negotiation of a definitized agreement with the DOD. Until the agreement is definitized, the maximum funding available under the TIA is capped at $18.6 million, 75% of the not-to-exceed amount. Perpetua Resources expects to enter into a definitized agreement in the first half of 2023. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred over 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. As a result of the DPA funding, we reduced our planned use of the proceeds from the public offering for permitting and engineering and design work and reallocated those funds to general corporate purposes and restoration work pursuant to the ASAOC.

Perpetua Resources expects that current cash resources, combined with the full $24.8 million of potential DPA funding under the TIA, is expected to provide the Company with sufficient liquidity to complete permitting and early restoration activities on the current timeline as well as additional liquidity to begin advancing construction readiness into 2024.  Perpetua Resources plans to:

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

It is management’s opinion, based on the Corporation’s current capital resources and liquidity, combined with the full DPA funding under the TIA, that the Corporation will have sufficient assets to discharge its liabilities as they become due, to continue to advance the Stibnite Gold Project beyond 2023, and to meet its administrative and overhead requirements for more than a year. Future financings to fund construction are anticipated through debt, equity, project specific debt, government funding and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all.

Our anticipated expenditures in fiscal year 2023 are approximately $33.6 million, which are expected to be funded from cash on hand and the DPA funding reimbursements. These expenditures include an estimated $10.1 million to fund permitting of the Stibnite Gold Project, $9.1 million for general corporate purposes and administrative costs, $2.9 million for engineering and design work and $11.5 million to advance early restoration under the ASAOC and continue field operations. These costs are subject to change due to cost over-runs, delays or other unbudgeted events. See section Item 1A, Risk Factors – Risks Related to Our Business.

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

Item 8. Financial Statements and Supplementary Data.

PERPETUA RESOURCES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Perpetua Resources Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perpetua Resources Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 16, 2023

We have served as the Company’s auditor since 2021.

Perpetua Resources Corp.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,667,047	$47,852,846
Receivables	280,150	279,946
Prepaid expenses	614,930	946,281
	23,562,127	49,079,073
NON-CURRENT ASSETS
Buildings and equipment, net (Note 3)	294,980	165,256
Right-of-use assets (Note 4)	68,675	49,103
Environmental reclamation bond (Note 11)	3,000,000	3,000,000
Mineral properties and interest (Note 5)	72,519,373	72,204,334
TOTAL ASSETS	$99,445,155	$124,497,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$2,741,516	$2,838,214
Lease liabilities (Note 4)	70,449	69,987
Environmental reclamation liabilities (Note 11)	9,590,766	2,835,000
	12,402,731	5,743,201
NON-CURRENT LIABILITIES
Warrant derivative (Notes 6)	1,732	100,770
Environmental reclamation liabilities (Note 11)	1,210,170	7,053,200
TOTAL LIABILITIES	13,614,633	12,897,171

COMMITMENT AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY (Note 8)
Common stock, no par value, unlimited shares authorized, 63,011,777 and 62,971,859 shares outstanding, respectively	615,553,448	615,359,152
Additional paid-in capital	32,203,858	29,454,696
Accumulated deficit	(561,926,784)	(533,213,253)
TOTAL SHAREHOLDERS’ EQUITY	85,830,522	111,600,595

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,445,155	$124,497,766

See accompanying notes to the consolidated financial statements

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2022	2021
EXPENSES
Corporate salaries and benefits	$1,893,965	$2,038,883
Depreciation	61,294	58,922
Directors’ fees	528,607	767,013
Exploration	19,088,897	22,716,806
Environmental liability expense	4,564,611	12,198,651
General and administration	762,897	1,508,000
Gain on disposal of buildings and equipment	(40,215)	—
Professional fees	1,825,484	1,446,069
Shareholder and regulatory	646,319	555,517
OPERATING LOSS	29,331,859	41,289,861

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative (Note 6)	(99,038)	(774,094)
Change in fair value of convertible note derivative (Note 7)	—	(5,710,557)
Finance costs	—	362,551
Foreign exchange loss	41,179	842,573
Grant income	(75,000)	—
Interest income	(485,469)	(58,308)
Total other loss (income)	(618,328)	(5,337,835)

NET LOSS	$28,713,531	$35,952,026

NET LOSS PER SHARE, BASIC AND DILUTED	$0.46	$0.66

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	62,986,816	54,530,322

See accompanying notes to the consolidated financial statements

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2022 and 2021

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2020	47,481,134	$528,715,788	$26,176,265	$(497,261,227)	$57,630,826
Share based compensation	—	—	3,949,204	—	3,949,204
Shares sold through stock offering (Note 8)	10,952,382	57,500,005	—	—	57,500,005
Share issue cost	—	(3,243,184)	—	—	(3,243,184)
Shares issued upon conversion of convertible notes (Note 7)	4,351,850	31,183,654	—	—	31,183,654
Shares issued through stock appreciation rights	39,789	301,794	(279,868)	—	21,926
Restricted shares units distributed	21,166	119,981	(119,981)	—	—
Exercise of share purchase options	125,538	781,114	(270,924)	—	510,190
Net loss for the year	—	—	—	(35,952,026)	(35,952,026)
BALANCE, December 31, 2021	62,971,859	615,359,152	29,454,696	(533,213,253)	111,600,595
Share based compensation	—	—	2,943,458	—	2,943,458
Restricted and performance shares units distributed	39,918	194,296	(194,296)	—	—
Net loss for the year	—	—	—	(28,713,531)	(28,713,531)
BALANCE, December 31, 2022	63,011,777	615,553,448	32,203,858	(561,926,784)	85,830,522

See accompanying notes to the consolidated financial statements

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES:
Net loss	$(28,713,531)	$(35,952,026)
Noncash items included in net loss:
Share based compensation (Note 8)	2,943,458	3,949,204
Depreciation (Note 3)	61,294	58,922
Accretion of convertible debt discount (Note 7)	—	362,545
Gain on disposal of buildings and equipment	(40,215)	—
Change in fair value of warrant derivative (Note 6)	(99,038)	(774,094)
Change in fair value of convertible note derivative (Note 7)	—	(5,710,557)
Environmental liability expense (Note 11)	4,564,611	12,198,651
Unrealized foreign exchange loss	5,772	917,662
Changes in:
Receivables	(204)	(182,331)
Prepaid expenses	331,351	(299,285)
Trade and other payables	(115,808)	(905,198)
Environmental reclamation liabilities (Note 11)	(3,651,875)	(2,310,451)
Net cash used in operating activities	(24,714,185)	(28,646,958)

INVESTING ACTIVITIES:
Investment in mineral properties and interest (Note 5)	(315,039)	(290,470)
Purchase of buildings and equipment	(199,976)	(34,884)
Proceeds from sale of buildings and equipment	49,173	—
Purchase of surety bond	—	(3,000,000)
Net cash used in investing activities	(465,842)	(3,325,354)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	57,500,005
Payment of shares issue costs (Note 8)	—	(3,243,184)
Proceeds from exercise of share purchase options (Note 8)	—	532,116
Net cash provided by financing activities	—	54,788,937

Effect of foreign exchange on cash and cash equivalents	(5,772)	(1,545)
Net increase (decrease) in cash and cash equivalents	(25,185,799)	22,815,080
Cash and cash equivalents, beginning of year	47,852,846	25,037,766
Cash and cash equivalents, end of year	$22,667,047	$47,852,846

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,228	$7,190

NONCASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$142,487	$—

CASH AND CASH EQUIVALENTS
Cash	$4,255,355	$2,423,974
Investment savings accounts	13,304,761	24,246,918
GIC and term deposits	5,106,931	21,181,954
Total cash and cash equivalents	$22,667,047	$47,852,846

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

The Corporation has had continuing net losses and has an accumulated deficit of approximately $561.9 million as of December 31, 2022. As of December 31, 2022, the Company had cash and cash equivalents totaling approximately $22.7 million and net working capital of approximately $11.2 million. It is management’s opinion, based on the Corporation’s current capital resources and liquidity, combined with the up to $24.8 million in funding awarded under the Technology Investment Agreement (the “TIA”) pursuant to Title III of the Defense Production Act (“DPA”), that the Corporation will have sufficient assets to discharge its liabilities as they become due, to continue advancing the regulatory process related to permitting for mine development for at least 12 months from the date these consolidated financial statements are issued.

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

b.     Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

The Company depreciates its assets, less their estimated residual values, as follows:

Category	Method	Useful life
Equipment and Vehicles	Straight-line	3 to 7 years
Building Leasehold Improvements	Straight-line	5 to 8 years

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

f.     Mineral Properties and Interest

Perpetua Resources is in the development stage based on the Company’s Probable Mineral Reserves as set forth in the Technical Report Summary, dated as of December 31, 2021, and amended as of June 6, 2022 (the “TRS”). Mineral properties and interest acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral properties and interest acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred.

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

i.     Reclamation and Remediation Costs and Asset Retirement Obligations

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration, development and production activities. The estimated costs associated with environmental reclamation liabilities are accrued in the period in which the liability is incurred if it is reasonably estimable or known. Future reclamation and environmental-related expenditures are difficult to estimate in many circumstances due to the early-stage nature of Company’s operations, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed becomes available. Changes in estimates are reflected in the Consolidated Statements of Operations in the period an estimate is revised.

The Company recognizes asset retirement obligations for statutory, contractual, or legal obligations associated with buildings and equipment and mineral interests and properties when those obligations result from the acquisition, construction, development or normal operation of the assets. The Company records a liability for the present value of estimated reclamation costs, and the related asset created with it, in the period in which the liability is incurred. The liability is accreted, and the asset is depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation are made in the period incurred. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value of such costs. The Company’s estimates of reclamation costs could change as a result of changes in regulatory requirements, discount rates and assumptions regarding the amount and timing of the future expenditures. The Company has no asset retirement obligations as of December 31, 2022 and 2021.

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

l.     Derivative Instruments

Derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designations. Changes in the fair value of derivative instruments not designated as hedges are recorded in the Consolidated Statements of Operations as a component of other income (expense). The Company has no derivative instruments designated as hedges at December 31, 2022 and December 31, 2021.

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

n.     Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The Company’s potential dilutive shares of common stock include outstanding share purchase options, restricted share units (RSUs), performance share units (PSUs), deferred share units (DSUs) and warrants. Potentially diluted shares as of December 31, 2022 and December 31, 2021 were as follows:

	December 31,	December 31,
	2022	2021
Share purchase options	1,945,650	2,497,150
Shares units	780,897	82,297
Warrants	200,000	200,000
Total	2,926,547	2,779,447

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their impact would be anti-dilutive.

o.     Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and the environmental reclamation bond. The fair values of these instruments approximate their carrying value given their short-term nature unless otherwise noted.

p.     Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents. The Corporation holds its cash with Canadian chartered banks and the risk of default is considered to be remote. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

q.     Reclassifications

Certain amounts in prior years have been reclassified to conform with the current period presentation.

r.     Grant income

From time to time, the Company may be awarded government grants. US GAAP does not have specific accounting standards covering government grants to business entities. The Company applies International Accounting Standards 20 (“IAS 20”),

Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for government grants. Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. After initial recognition, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. A grant receivable is recognized if it compensates for expenses or losses already incurred. The Company has adopted the disclosure requirements of Accounting Standards Codification (“ASC”) 832 Government Assistance.

s.     Research and Development Costs

Research and development costs are recognized as operating expenses when incurred and are classified as exploration costs.

t.     Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update(“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2023 for smaller reporting companies, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2021. The early adoption of this update on January 1, 2022 did not have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.Buildings and Equipment

At December 31, 2022 and 2021, the Company’s buildings and equipment were as follows:

	December 31, 2022	December 31, 2021
Buildings	$2,249,908	$2,320,291
Equipment and Vehicles	4,253,346	4,284,020
	6,503,254	6,604,311
Accumulated Depreciation	(6,208,274)	(6,439,055)
Balance	$294,980	$165,256

Depreciation expense on buildings and equipment for the years ended December 31, 2022 and 2021 was $61,294 and $58,922, respectively.

4.Leases

At December 31, 2022, the Company has two lease agreements for building space in Donnelly and Boise, Idaho both of which have been determined to be operating leases. Both leases provide the option for the Company to extend leases for additional time periods of one and two years, respectively, which was not recognized as part of the right to use assets and lease liabilities value. For measurement of the original lease liability and right of use asset, the Company assumed a discount rate of 10.0% based on the Company’s incremental borrowing rate. During the years ended December 31, 2022 and 2021, the Company recognized $207,963 and $206,200, respectively, in rent expense which is included in general and administration expense on the Consolidated Statements of Operations. The weighted average remaining lease term for operating leases as of December 31, 2022 was 0.7 years. At December 31, 2022, all remaining undiscounted lease payments of $73,132 under these lease agreements will be paid in 2023.

5.Mineral Properties and Interest

At December 31, 2022 and 2021, the Company’s mineral properties and interest at the Stibnite Gold Project totaled $72,519,373 and $72,204,334, respectively.

The Company’s subsidiaries acquired mineral rights to the Stibnite Gold Project through several transactions. All mineral rights held by the Company’s subsidiaries are held through patented and unpatented mineral and mill site claims, except the Cinnabar option claims which are held under an option to purchase, and all of the Stibnite Gold Project is subject to a 1.7% net smelter returns royalty upon the sale of project-related production.

Included in mineral properties and interest are annual payments made under option agreements, where the Company is entitled to continue to make annual option payments or, ultimately, purchase certain properties. Annual payment due under option agreements during 2023 are $180,000.

As of December 31, 2022, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States SEC Regulation S-K 1300.

Accordingly, development costs related to such reserves will not be capitalized unless they are incurred after such determination. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.

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

A reconciliation of the change in fair values of the derivative is below:

Fair Value of
Warrant Derivative
Balance, December 31, 2020	$874,864
Change in fair value of warrant derivative	(774,094)
Balance, December 31, 2021	$100,770
Change in fair value of warrant derivative	(99,038)
Balance, December 31, 2022	$1,732

The fair value of the warrants was calculated using the Black-Scholes valuation model. As of December 31, 2022 and 2021, the inputs used in the Black-Scholes valuation model are:

	Years ended
	December 31,	December 31,
	2022	2021
Share price	C$3.95	C$5.65
Exercise price	C$12.30	C$12.30
Expected term (in years)	0.4	1.4
Expected share price volatility	82%	72%
Annual rate of quarterly dividends	0%	0%
Risk-free interest rate	4.0%	1.0%

7.Convertible Notes

On March 17, 2016, the Company issued unsecured convertible notes (the “2016 Notes”) for gross proceeds of $38.5 (C$50.0) million and a maturity date of March 17, 2023. On March 17, 2020, the Company issued a second round of unsecured convertible notes (the “2020 Notes”) for gross proceeds of $35.0 (C$47.6) million and a maturity date of March 17, 2027. Both sets of notes, collectively the “Convertible Notes”, had identical features and bore interest at a rate of 0.05% per annum, payable annually in cash or common shares (at the Company’s election) or added to the principal and payable on maturity. The holders of the Convertible Notes could convert any portion of their Convertible Notes at any time prior to the maturity date into common shares of the Company, at a price of C$3.541 per share for the 2016 Notes and a price of C$4.655 for the 2020 Notes.

On August 26, 2020, convertible notes in the aggregate principal amount of C$82,102,500 (C$34,502,500 of the 2016 Notes and C$47,600,000 for all 2020 Notes), were converted for 19,969,280 common shares of the Company. During the year ended December 31, 2021, the remaining 2016 Notes in the aggregate principal amount of C$15,409,901 were converted for 4,351,850 common shares of the Company.

As of December 31, 2022 and December 31, 2021, the Corporation has no outstanding convertible notes. During 2021, interest payments were made to note holders in cash, in the amount of $7,190. The components of the Convertible Notes activity during the years ended December 31, 2022 and 2021, including conversion related activity are as follows:

Convertible Notes
Balance, December 31, 2020	$9,562,293
Conversions	(10,263,119)
Accretion and interest expense	362,545
Interest payments	(7,190)
Foreign exchange adjustments	345,471
Balance, December 31, 2021 and December 31, 2022	$—

Each set of Convertible Notes were deemed to contain an embedded derivative (collectively, the “Convertible Note Derivatives”) relating to the conversion option. Convertible Note Derivatives related to each set of Convertible Notes were valued upon initial recognition at fair value using partial differential equation methods and are subsequently re-measured at fair value at each period end through the Consolidated Statements of Operations. The components of the derivatives, collectively the “Convertible Note Derivatives”, are summarized as follows:

Convertible Note
Derivative
Balance, December 31, 2020	$26,060,446
Conversions	(20,920,535)
Fair value adjustment	(5,710,557)
Foreign exchange adjustments	570,646
Balance, December 31, 2021 and 2022	$—

Upon conversion of the remaining Convertible Notes in 2021, the fair value of the Convertible Note Derivatives and the carrying value of the Convertible Notes, on that date, were reclassified to share capital.

The fair value of the Convertible Note Derivatives at the conversion date in 2021 was considered to be the intrinsic value, which is the share price on the date of conversion minus the conversion price.

8.Equity

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

In August 2021, the Company issued 10,952,382 common shares at a price of $5.25 per common share for gross proceeds of approximately $57.5 million with transaction costs of $3.2 million. The net proceeds of the issuance were $54.3 million. The Company sold no shares of its common stock during the year ended December 31, 2022.

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

Share based compensation for the years ended December 31, 2022 and 2021 was recognized in the Consolidated Statements of Operations as follows:

	December 31,
	2022	2021
Exploration	$1,346,515	$2,167,722
Professional Fees	—	8,080
Corporate salaries and benefits	1,066,398	1,006,389
Directors’ fees	530,545	767,013
Total	$2,943,458	$3,949,204

Share Purchase Options

A summary of share purchase option activity within the Company’s share-based compensation plan for the years ended December 31, 2022 and December 31, 2021 is as follows:

		Weighted Average
	Number of Options	Exercise Price (C$)
Balance December 31, 2020	1,959,588	$7.40
Options granted	1,013,500	11.40
Options expired	(240,550)	9.17
Options cancelled or forfeited	(109,850)	6.00
Options exercised	(125,538)	4.99
Balance, December 31, 2021	2,497,150	$9.15
Options granted	—	—
Options expired	(305,000)	8.71
Options cancelled or forfeited	(246,500)	9.11
Options exercised	—	—
Balance, December 31, 2022	1,945,650	$9.23

During the years ended December 31, 2022 and 2021, the Company’s total share based compensation from options was $1,084,969 and $3,636,761, respectively.

The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model. The grant date fair value of options granted during the year ended December 31, 2021 was approximately $5.2 million. No options were granted during the year ended December 31, 2022. The risk-free interest rate is based on the government security rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company. The weighted average inputs used in the Black-Scholes option pricing model for options granted during the year ended December 31, 2021 are:

December 31, 2021
Fair value options granted	$5.14
Risk-free interest rate	0.5%
Expected term (in years)	5.0
Expected share price volatility	72%
Expected dividend yield	—

An analysis of outstanding share purchase options as of December 31, 2022 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise			Remaining			Remaining
Prices (C$)	Number	Price (C$) [1]	Life[2]	Number	Price (C$) [1]	Life[2]
$3.50 - $5.90	207,650	5.20	0.76	183,900	5.36	0.57
$5.91 - $7.20	430,875	6.26	1.96	356,250	6.27	1.95
$7.21 - $9.70	531,625	9.46	1.48	421,625	9.54	1.03
$9.71 - $11.80	775,500	11.80	3.06	387,750	11.80	3.06
$3.50 - $11.80	1,945,650	9.23	2.14	1,349,525	8.76	1.79

1   Weighted Average Exercise Price (C$)

2   Weighted Average Remaining Contractual Life (Years)

As of December 31, 2022, all unvested options are expected to vest and unvested compensation of approximately $331,475 will be recognized over the next year. As of December 31, 2022, the intrinsic value of outstanding and exercisable share purchase options is $14,947 and $11,211, respectively. During the year ended December 31, 2021, the intrinsic value of share purchase options exercised was approximately $0.5 million. No share purchase options were exercised during the year ended December 31, 2022.

Restricted Share Units

The following table summarizes activity for restricted share units awarded under the Plan that vest over the required service period of the participant.

		Weighted Average
		Grant Date
	Share Units	Fair Value
Unvested, December 31, 2020	—	$—
Granted	63,500	5.66
Distributed (vested)	(21,166)	5.66
Cancelled	—	—
Unvested, December 31, 2021	42,334	5.66
Granted	370,098	4.04
Distributed (vested)	(36,168)	5.00
Cancelled	(4,308)	4.03
Unvested, December 31, 2022	371,956	$4.13

During the years ended December 31, 2022 and 2021, the Company has recognized $949,619 and $142,940, respectively in compensation expense for Restricted Share Units. The Company expects to record an additional $744,231 in compensation expense over the remaining vesting period related to these awards. Unvested units at December 31, 2022 are scheduled to vest as follows:

2023	143,207
2024	121,876
2025	106,873
Total	371,956

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination by the company not for cause or due to the employee’s death, disability, or retirement if certain criteria are met.

Performance Share Units

The following table summarizes activity for PSUs and market-based performance share units (“MPSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2020	—	$—
Granted	10,750	5.66
Unvested, December 31, 2021	10,750	5.66
Granted	267,451	6.73
Distributed	(3,750)	3.42
Cancelled	(11,185)	5.83
Unvested, December 31, 2022	263,266	$6.77

During the year ended December 31, 2022 and 2021, the Company recognized $510,321 and $12,008 respectively, in compensation expense related to PSUs and MPSUs.

The Company expects to record an additional $1.3 million in compensation expense over the next 2.16 years. The PSUs and MPSUs are scheduled to vest as follows: 14,806 awards in 2023 and 248,460 in 2025.

PSUs: These PSUs vest upon completion of the performance period (through September 2023) and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested. Certain vesting provisions also apply in the event of the employee’s termination of employment by the company without cause or a termination of employment due to the employee’s death, disability, or retirement if certain criteria are met. During the year ended December 31, 2022, PSUs awarded had a weighted average grant date fair value of $2.97 per PSU, or $52,048 in total.   During the year ended December 31, 2021, PSUs awarded had a weighted average grant date fair value of $5.66 per PSU, or $60,845 in total.

MPSUs: On March 5, 2022, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over the period from March 5, 2022 to March 5, 2025 (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates employment prior to satisfying the requisite service period and the award is forfeited. Awards are forfeited upon a termination of employment, with some exceptions in the case of an involuntary termination by the company without cause or a termination of employment due to the employee’s death, disability, or retirement if certain criteria are met.

During the year ended December 31, 2022, the Company awarded 249,951 MPSUs that had a weighted grant date fair value of $6.99 per MPSU or approximately $1.75 million in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value of $6.99 for the market condition was based on the following variables:

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

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan:

		Weighted
		Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2020	—	$—
Granted	29,213	5.39
Outstanding, December 31, 2021	29,213	5.39
Granted	116,462	3.42
Outstanding, December 31, 2022	145,675	$3.82

Under the Plan, the Company may issue DSUs to non-employee directors. During the years ended December 31, 2022 and 2021, 116,462 and 29,213 shares, respectively, with a grant date fair value of $398,549 and $157,495, respectively, were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the Consolidated Statements of Operations. The DSUs are fully vested as of the date of grant.

c.	Warrants

There was a total of 200,000 warrants outstanding as of December 31, 2022.   These warrants expire in May 2023.  See Note 6.

9.Financial Instruments and Fair Value Measurements

The Company’s financial instruments include the warrant derivative at December 31, 2022 and 2021.  The derivative was valued at fair value at the end of each reporting period. At December 31, 2022 and 2021, the levels in the fair value hierarchy into which the Company’s financial assets and liabilities are measured and recognized on the Consolidated Balance Sheets at fair value are categorized as follows:

	Level 1	Level 2	Level 3

	December 31, 2022
Warrant Derivative (Note 6)	$—	$—	$1,732
Total	$—	$—	$1,732

	December 31, 2021
Warrant Derivative (Note 6)	—	—	$100,770
Total	$—	$—	$100,770

The Company uses the Black-Scholes Option Pricing Model or other valuation models for valuation of its Convertible Note Derivatives and warrant derivative. Valuation models require the input of subjective assumptions including expected share price volatility, interest rate and forfeiture rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss.

10.Income taxes

No benefit (provision) has been recognized for the years ended December 31, 2022 and 2021. The United States and Canada components of net loss for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
United States	$22,300,354	$28,838,629
Canada	6,413,177	7,113,397
Total	$28,713,531	$35,952,026

The benefit (provision) for income taxes reported differs from the amount computed by applying the applicable income tax rates to the loss before the tax provision due to the following:

	December 31,
	2022	2021
Income tax benefit computed at statutory rate of 21%	$(6,029,842)	$(7,549,925)
State tax, net of federal tax benefit	(875,304)	(1,846,137)
Difference in foreign tax rates	(1,027,801)	(1,920,617)
Change in state tax rate	1,016,106	979,799
Deferred tax adjustments	(94,128)	2,320,679
Change in valuation allowance	6,542,458	6,190,063
Non-deductible tax items:
(Gain) loss on derivative liability	(26,742)	(209,005)
Share based compensation	726,601	2,010,440
Equity Finance Costs	(251,259)	—
Other	19,911	24,703
Income tax provision (benefit)	$—	$—

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2022	2021
Net operating loss carryforward – U.S.	$41,589,845	$37,457,055
Net operating loss carryforward – CAD	9,948,259	8,641,690
Buildings and equipment	453,716	480,916
Mineral interest and properties	37,045,201	35,889,391
Financing costs	573,432	824,691
Environmental obligation	2,651,486	2,584,281
Other	440,276	532,992
Deferred tax assets	92,702,215	86,411,016
Less valuation allowance	(92,702,215)	(86,411,016)
Net deferred tax assets	$—	$—

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on the weight of all available evidence. The resulting valuation allowance recorded against the net deferred tax assets of the Company is approximately $92.7 million and $86.4 million as of December 31, 2022 and 2021, respectively. At December 31, 2022, approximately $573,000 of the allowance balance relates to future tax benefits that will be credited directly to equity once it is recognized. The changes in the valuation allowance for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Valuation allowance on deferred tax assets, beginning of year	$(86,411,016)	$(84,812,836)
Change related to:
Valuation allowance movement recognized in continuing operations	(6,542,458)	(6,190,063)
Valuation allowance movement recognized in equity	(251,259)	4,591,883
Valuation allowance on deferred tax assets, end of year	$(92,702,215)	$(86,411,016)

As of December 31, 2022, the Company has U.S. loss carryforwards of approximately $89.3 million that expire in 2029 through 2037 and approximately $82.5 million with no expiration but which are subject to an 80% limitation upon utilization. The Company has state net operating loss carryforwards of approximately $116.4 million that expire in 2032 through 2042 and Canadian loss carryforwards of approximately $36.8 million that expire in 2032 through 2042 available to reduce future years’ income for tax purposes. The deferred tax asset table above reflects the tax-effected balances of the Company’s net operating loss carryforwards using a 25.74% rate for U.S.-based carryforwards and 27.00% rate for Canada-based carryforwards. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations under Section 382 of the Code due to changes in control that may have occurred as a result of recent capital transactions.

In 2022, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. and Canada federal jurisdictions, the state of Idaho jurisdiction, and the province of British Columbia jurisdiction. The Company had no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. U.S. tax returns for the years 2019 to 2021 and Canadian tax returns for the years 2018 to 2021 remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions. Tax returns for years prior to 2019 may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

11.Environmental Reclamation Liabilities

On January 15, 2021, the Company agreed to the ASAOC. The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The aggregate cost of the obligation was estimated to be approximately $7,473,805. Upon the signing of the ASAOC, the Company recorded an immediate expense of $7,473,805 and a corresponding environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the current schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. Movements in the environmental reclamation liability during the years ended December 31, 2022 and 2021 are as follows:

Balance, December 31, 2020	$—
Initial estimate	7,473,805
Change in estimate	4,724,846
Work performed on early action items	(2,310,451)
Balance, December 31, 2021	9,888,200
Change in estimate	4,564,611
Work performed on early action items	(3,651,875)
Balance, December 31, 2022	$10,800,936

Current portion	$9,590,766
Non-current portion	1,210,170
Balance, December 31, 2022	$10,800,936

The Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

12.Commitments and Contingencies

a.	Mining Claim Assessments

The Company currently holds mining claims on which it has an annual assessment obligation of $275,220 to maintain the claims in good standing. The Company is committed to these payments indefinitely. Related to the Mining Claims Assessments is a $335,000 bond related to the Company’s exploration activities.

b.	Stibnite Foundation

Upon formation of the Stibnite Foundation on February 26, 2019, the Company became contractually liable for certain future payments to the Stibnite Foundation based on several triggering events, including receipt of a final Record of Decision issued by the USFS, receipt of all permits and approvals necessary for commencement of construction, commercial production, and of the final reclamation phase. These payments could begin as early as late 2023 based on the current permitting schedule and individual payments range from $0.1 million to $1 million (upon commencement of final reclamation phase) in cash and 150,000 shares of the Corporation’s common stock. During commercial production, the Company will make payments to the Stibnite Foundation equal to 1% of Total Comprehensive Income less debt repayments, or a minimum of $0.5 million each year.

The Stibnite Foundation will support projects that benefit the communities surrounding the Stibnite Gold Project and was created through the establishment of the Community Agreement between Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

c.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of December 31, 2022, the option payments due on these properties in 2023 are $180,000, which will be paid next year. The agreements include options to extend.

d.	Off balance sheet arrangements

The Corporation has no off-balance sheet arrangements as of December 31, 2022 and the date of this Annual Report.

e.Legal Update

The Corporation and its subsidiaries are a party to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act (“CWA”) related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Corporation promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Subsequently, the Corporation filed an answer denying liability which, later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the United States Forest Service (“USFS” or “Forest Service”) alleging the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States. Pursuant to the terms of the voluntary ASAOC executed with the U.S. EPA and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service without prejudice. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution (“ADR”) options through court-ordered mediation. The stay has been extended on subsequent occasions, and a request to extend the stay through June 30, 2023 was requested jointly by the Company and the Nez Perce Tribe during a February 21, 2023 status conference and subsequently ordered by the court on the same day.

The voluntary CERCLA ASAOC entered into by the Corporation, the U.S. EPA, and the United States Department of Agriculture requires numerous early cleanup actions to occur over the next several years at the Stibnite Gold Project site (the “Stibnite Site”). Perpetua Resources Idaho, Inc. is presently developing and executing the Phase 1 early cleanup actions (known under CERCLA as “time critical removal actions”) that, after final work plan approval by the federal agencies, are being constructed to efficiently improve water quality in a number of areas on the Stibnite Site. Construction of time critical removal actions began in the summer of 2022, and significant progress was achieved to complete the voluntary Phase 1 Stibnite Site cleanup during the limited work season. Other longer-term proposed actions relating to Project operations are being evaluated through the NEPA process.

13.Government Grants:

In September 2022, the Company was awarded two separate funding grants from the U.S. Department of Defense (“DOD”) Defense Logistics Agency (“DLA”) totaling $200,000 to study the domestic production of military-grade antimony trisulfide. During the year ended December 31, 2022, $75,000 was recognized as grant income for these grants.    The Company anticipates receiving $125,000 additional grant income over the next 9 months.

On December 16, 2022, the Company entered into an undefinitized Technology Investment Agreement (“TIA”) with the DOD - Air Force Research Laboratory for an award of up to $24,800,000 under Title III of the DPA. The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a Final Record of Decision, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant will be used primarily to reimburse the Company for certain costs incurred over the next 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. During the year ended December 31, 2022, $0 was recognized as grant income related to the TIA but the Company expects to begin reporting grant income in 2023.

Accounting for these DOD grants does not fall under ASC 606, Revenue from Contracts with Customers, as the DOD does not meet the definition of a customer under this standard. The DOD grant proceeds, which will be used to reimburse expenses incurred, meet the definition of grants related to expenses as the primary purpose for the payments is to fund research and development on trisulfides and the advancement of the Company’s Stibnite Gold Project.

A total of $75,000 grant income was recognized within other income (expense) on the Consolidated Statement of Operations during the year ended December 31, 2022.  No grant income was recognized in 2021.  At December 31, 2022, grant receivable is $50,000 and is included in receivables on the consolidated balance sheet.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of the report:
(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

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

10.2*#	Technology Investment Agreement between the United States of America and Perpetua Resources Idaho, Inc., dated December 16, 2022.
10.3*+

Employment Agreement between Laurel Sayer and Perpetua Resources Corp. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.4*+

Employment Agreement between Jessica Largent and Perpetua Resources Corp. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.5*+

Amendment to Employment Agreement between Jessica Largent and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).

10.6*+

Employment Agreement between Alan Haslam and Perpetua Resources Corp. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.7*+

Employment Agreement between Mckinsey Lyon and Perpetua Resources Corp. (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.8*+

Employment Agreement between Michael Bogert and Perpetua Resources Corp. (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.9+	Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-256925) filed with the SEC on June 9, 2021).
10.10+	2011 Evergreen Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
10.11*+

Form Time-Based Stock Option Award Agreement under the Stock Option Plan (US) (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.12*+

Form Time-Based Stock Option Award Agreement under the Stock Option Plan (Canada) (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.13*+

Form Performance-Based Stock Option Award Agreement under the Stock Option Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.14*+

Form Restricted Share Unit Award Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.15*+

Form Performance Share Unit Award Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.16*+

Form Deferred Share Unit Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.17+

Form Former Director Consulting Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.18+	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).
10.19

Transition Agreement between Midas Gold Corp. and Paulson & Co. Inc., dated December 3, 2020 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Christopher Dail.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
96.1	Technical Report Summary, Revision 1, amended as of June 6, 2022 (incorporated by reference to Exhibit 96.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2022).
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Compensatory plan or agreement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
#	Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERPETUA RESOURCES CORP.

Date: March 16, 2023	By:	/s/ Laurel Sayer
Name: Laurel Sayer
Title: President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laurel Sayer	President, Chief Executive Officer and Director	March 16, 2023
Laurel Sayer	(Principal Executive Officer)

/s/ Jessica Largent	Chief Financial Officer	March 16, 2023
Jessica Largent	(Principal Financial and Accounting Officer)

/s/ Marcelo Kim	Chairman	March 16, 2023
Marcelo Kim

/s/ Bob Dean	Director	March 16, 2023
Bob Dean

/s/ David Deisley	Director	March 16, 2023
David Deisley

/s/ Jeff Malmen	Director	March 16, 2023
Jeff Malmen

/s/ Chris Papagianis	Director	March 16, 2023
Chris Papagianis

/s/ Chris Robison	Director	March 16, 2023
Chris Robison

/s/ Alex Sternhell	Director	March 16, 2023
Alex Sternhell

/s/ Laura Dove	Director	March 16, 2023
Laura Dove