Form 10-Q
period 2023-03-31
PERPETUA RESOURCES CORP.
filed 2023-05-12
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 63,165,367 common shares outstanding.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. These factors include, but are not limited to, the following:

●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due and to continue as a going concern;
●	access to capital and suitable financing sources to fund the exploration, permitting, development and construction of the Project;
●	permitting timelines and requirements, including with respect to the timing and outcome of the Final Environmental Impact Statement (“FEIS”), the draft Record of Decision, the Final Record of Decision and other permitting processes;
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	timing, costs and potential success of future activities on the Company’s properties, including but not limited to development and operating costs in the event that a production decision is made;
●	potential results of exploration, development and environmental protection and remediation activities;
●	future outlook and goals;
●	current or future litigation or environmental liability;
●	global economic, political and social conditions and financial markets;
●	inflation levels, particularly the recent rise to historically high levels, and government efforts to reduce inflation, including increased interest rates;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	loss of our key executives;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,559,712	$22,667,047
Receivables	1,360,978	280,150
Prepaid expenses	696,844	614,930
	20,617,534	23,562,127
NON-CURRENT ASSETS
Buildings and equipment, net	278,026	294,980
Right-of-use assets	42,482	68,675
Environmental reclamation bond (Note 5)	3,000,000	3,000,000
Mineral properties and interest (Note 3)	72,519,373	72,519,373
TOTAL ASSETS	$96,457,415	$99,445,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$2,720,126	$2,741,516
Lease liabilities	43,812	70,449
Environmental reclamation liabilities (Note 5)	10,695,372	9,590,766
	13,459,310	12,402,731
NON-CURRENT LIABILITIES
Warrant derivative	—	1,732
Environmental reclamation liabilities (Note 5)	886,177	1,210,170
TOTAL LIABILITIES	14,345,487	13,614,633

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY (Note 4)
Common stock, no par value, unlimited shares authorized, 63,139,533 and 63,011,777 shares outstanding, respectively	616,068,044	615,553,448
Additional paid-in capital	32,570,761	32,203,858
Accumulated deficit	(566,526,877)	(561,926,784)
TOTAL SHAREHOLDERS’ EQUITY	82,111,928	85,830,522

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,457,415	$99,445,155

See accompanying notes to the unaudited condensed consolidated financial statements

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2023	2022
EXPENSES
Corporate salaries and benefits	$390,983	$303,411
Depreciation	16,954	11,466
Directors’ fees	221,262	262,948
Exploration	5,706,425	4,560,053
Environmental liability expense	1,118,303	—
General and administration	162,488	218,573
Professional fees	277,483	745,409
Shareholder and regulatory	151,413	158,973
OPERATING LOSS	8,045,311	6,260,833

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative	(1,732)	(15,248)
Foreign exchange loss	688	30,751
Grant income	(3,281,711)	—
Interest income	(162,463)	(31,442)
Total other loss (income)	(3,445,218)	(15,939)

NET LOSS	$4,600,093	$6,244,894

NET LOSS PER SHARE, BASIC AND DILUTED	$0.07	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	63,018,308	62,972,155

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2022 and 2023

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCE, December 31, 2021	62,971,859	$615,359,152	$29,454,696	$(533,213,253)	$111,600,595
Share based compensation	—	—	676,249	—	676,249
Restricted and performance shares units distributed	1,667	12,378	(12,378)	—	—
Net loss for the period	—	—	—	(6,244,894)	(6,244,894)
BALANCE, March 31, 2022	62,973,526	$615,371,530	$30,118,567	$(539,458,147)	$106,031,950
BALANCE, December 31, 2022	63,011,777	$615,553,448	$32,203,858	$(561,926,784)	$85,830,522
Share based compensation	—	—	840,827	—	840,827
Restricted and performance shares units distributed	115,256	449,909	(449,909)	—	—
Exercise of share purchase options	12,500	64,687	(24,015)	—	40,672
Net loss for the period	—	—	—	(4,600,093)	(4,600,093)
BALANCE, March 31, 2023	63,139,533	$616,068,044	$32,570,761	$(566,526,877)	$82,111,928

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(4,600,093)	$(6,244,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation (Note 4)	840,827	676,249
Depreciation	16,954	11,466
Change in fair value of warrant derivative	(1,732)	(15,248)
Environmental liability expense (Note 5)	1,118,303	—
Unrealized foreign exchange loss	(131)	(555)
Changes in:
Receivables	(1,080,828)	206,251
Prepaid expenses	(81,914)	(11,867)
Trade and other payables	(21,833)	(806,176)
Environmental reclamation liabilities	(337,690)	(499,903)
Net cash used in operating activities	(4,148,137)	(6,684,677)

INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

FINANCING ACTIVITIES:
Proceeds from exercise of share purchase options	40,672	—
Net cash provided by financing activities	40,672	—

Effect of foreign exchange on cash and cash equivalents	130	555

Net increase (decrease) in cash and cash equivalents	(4,107,335)	(6,684,122)
Cash and cash equivalents, beginning of period	22,667,047	47,852,846
Cash and cash equivalents, end of period	$18,559,712	$41,168,724

NONCASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$—	$78,790

CASH AND CASH EQUIVALENTS
Cash	$5,126,811	$5,734,237
Investment savings accounts	9,225,915	20,248,248
GICs and term deposits	4,206,986	15,186,239
Total cash and cash equivalents	$18,559,712	$41,168,724

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations and Basis of Presentation

Perpetua Resources Corp. (the “Corporation”, the “Company”, “Perpetua Resources” or “Perpetua”) was incorporated on February 22, 2011 under the Business Corporation Act (British Columbia). The Company was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Company’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project (“Stibnite Gold Project” or the “Project”). The Company currently operates in one segment, mineral exploration in the United States.

The unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Perpetua Resources Corp. and its wholly owned subsidiaries, Perpetua Resources Idaho, Inc. and Idaho Gold Resource Company, LLC. Intercompany transactions and balances have been eliminated.

The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023 may not be indicative of results expected for the full year ending December 31, 2023. Management estimates that the Company’s 2023 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the three month period ended March 31, 2023.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported.

The Company’s latest liquidity forecast indicates that available cash resources and other sources of liquidity are expected to be exhausted in the first quarter of 2024 due to increases to anticipated costs for the Company’s Administrative Settlement and Order on Consent (“ASAOC”) obligations in 2023. See Note 5 for more information. Although the Company’s current capital resources and liquidity include up to $24.8 million in funding awarded in December 2022 under the TIA pursuant to Title III of the DPA, such funding is available only for the specified costs related to permitting, early restoration activities and advancing construction readiness and is not available to fund the Company’s costs pursuant to its ASAOC obligations and certain corporate expenses. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities.

Due to increasing costs of the ASAOC restoration obligations resulting in part from rising inflation, and other corporate expenses, we do not expect the Company will have sufficient available resources to discharge its liabilities as they become due or progress critical permitting efforts for at least 12 months from the date hereof. On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. as sales agent (the “Agent”) for an at-the-market program for the sale from time to time of the Company’s common stock having an aggregate offering price of up to $20,000,000. Sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise funds under the program, at acceptable share prices or at all.

We believe our plans outlined above to obtain sufficient funding will be successful although there is no certainty that these plans will result in needed liquidity for a reasonable period of time. However, our expectation of incurring significant ASAOC and other costs in the foreseeable future that are not eligible for DPA funding reimbursement and the need for additional funding to further support the development of our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these unaudited condensed consolidated financial statements are issued.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The Company’s potential dilutive shares of common stock include outstanding share purchase options, restricted share units, performance share units, deferred share units and warrants. Potentially dilutive shares as of March 31, 2023 and 2022, are as follows:

	March 31,
	2023	2022
Share purchase options	1,778,250	2,068,650
Share units	1,374,218	725,675
Warrants	200,000	200,000
Balance	3,352,468	2,994,325

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

2.Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $72,519,373 and $72,519,373 as of March 31, 2023 and December 31, 2022, respectively.

The Company’s subsidiaries acquired mineral rights to the Stibnite Gold Project through several transactions. All mineral and surface rights, where applicable, are held by the Company’s subsidiaries through patented and unpatented lode mining claims and mill sites, except the Cinnabar option claims which are held under an option to purchase, and all of the Stibnite Gold Project is subject to a 1.7% net smelter returns royalty upon the sale of project-related production.

Included in mineral properties and interest are annual payments made under option agreements, where the Company is entitled to continue to make annual option payments or, ultimately, purchase certain properties. Annual payments due under option agreements during 2023 are $180,000.

As of March 31, 2023, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States Securities and Exchange Commission (“SEC”) Regulation S-K 1300.

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

4.Shareholders’ Equity

a.	Authorized
●	Unlimited number of common shares without par value.
●	Unlimited number of first preferred shares without par value.
●	Unlimited number of second preferred shares without par value.
b.	Share based compensation

Share based compensation was recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 as follows:

	Three months ended March 31,
	2023	2022
Exploration	$372,687	$235,683
Corporate salaries and benefits	246,970	174,385
Directors’ fees	221,170	266,181
Total	$840,827	$676,249

Share purchase options

A summary of share purchase option activity within the Company’s share-based compensation plan (the “Plan”) for the year ended December 31, 2022 and three months ended March 31, 2023 is as follows:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2021	2,497,150	$9.15
Options expired	(305,000)	8.71
Options cancelled or forfeited	(246,500)	9.11
Balance December 31, 2022	1,945,650	$9.23
Options exercised	(12,500)	4.40
Options cancelled or forfeited	(6,000)	9.93
Options expired	(148,900)	6.19
Balance March 31, 2023	1,778,250	$9.52

During the three months ended March 31, 2023 and 2022, the Company’s total share based compensation from options was $80,320 (2022: $252,900), respectively. No options were granted during the three months ended March 31, 2023 nor 2022. During the three months ended March 31, 2023, the intrinsic value of share purchase options exercised was $12,470.

An analysis of outstanding share purchase options as of March 31, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise			Remaining			Remaining
Prices (C$)	Number	Price (C$)[1]	Life[2]	Number	Price (C$)[1]	Life[2]
$3.50 - $6.02	57,500	3.70	1.98	45,000	3.50	1.97
$6.03 - 11.80	1,720,750	9.71	2.07	1,425,500	9.47	1.91
$3.50 - $11.80	1,778,250	9.52	2.07	1,470,500	9.29	1.91

1   Weighted Average Exercise Price (C$)

2   Weighted Average Remaining Contractual Life (Years)

As of March 31, 2023, all unvested options are expected to vest and unvested compensation of $246,443 will be recognized. The weighted average remaining amortization period of vested options is 0.75 years. As of March 31, 2023, the intrinsic value of outstanding and exercisable share purchase options is $98,834 and $83,859, respectively.

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan that vest over the required service period of the participant.

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2021	42,334	$5.66
Granted	370,098	4.04
Distributed (vested)	(36,168)	5.00
Cancelled	(4,308)	4.03
Unvested, December 31, 2022	371,956	$4.13
Granted	370,039	3.42
Distributed (vested)	(108,006)	4.02
Cancelled	(4,453)	3.77
Unvested, March 31, 2023	629,536	$3.73

During the three months ended March 31, 2023, the Company awarded 370,039 RSUs (2022: 330,098 RSUs), with a weighted average grant date fair value of $3.42 per RSU (2022: $4.03), or approximately $1.3 million in total (2022: $1.3 million).

During the three months ended March 31, 2023 and 2022, the Company has recognized $299,628 and $110,740, respectively, in compensation expense related to RSUs and expects to record an additional $1.7 million in compensation expense over the next 1.74 years. The unvested units of March 31, 2023 are scheduled to vest as follows:

Remainder of 2023	38,618
2024	239,540
2025	228,660
2026	122,718
Total	629,536

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met.

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2021	10,750	$5.66
Granted	267,451	6.73
Distributed	(3,750)	3.42
Cancelled	(11,185)	5.83
Unvested, December 31, 2022	263,266	$6.77
Granted	277,535	5.98
Distributed	(7,250)	2.02
Cancelled	(1,619)	6.60
Unvested, March 31, 2023	531,932	$6.42

During the three months ended March 31, 2023 and 2022, the Company has recognized $220,558 and $55,666, respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $2.7 million in compensation expense over the next 2.53 years. The unvested units of March 31, 2023 are scheduled to vest as follows:

Remainder of 2023	7,500
2024	—
2025	247,524
2026	276,908
Total	531,932

PSUs: These PSUs vest upon completion of the performance period and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested. During the three months ended March 31, 2022, the Company awarded 7,500 PSUs that had a weighted average grant date fair value of 2022, or $30,225 in total. No such PSUs were awarded in the three month period ended March 31, 2023.

Market-based PSUs: During the three months ended March 31, 2023 and 2022, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the three months ended March 31, 2023, the Company awarded 277,535 MPSUs (2022: 249,951 MPSUs) that had a weighted grant date fair value of $5.98 (2022: $6.99) per MPSU or approximately $1.65 million (2022: $1.75 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

	2023	2022
Grant date fair value	$5.98	$6.99
Risk-free interest rate	4.15%	1.61%
Expected term (in years)	3.0	3.0
Expected share price volatility	65.74%	63.35%
Expected dividend yield	—	—

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

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2021	29,213	$5.39
Granted	116,462	3.42
Outstanding, December 31, 2022	145,675	3.82
Granted	67,075	3.58
Outstanding, March 31, 2023	212,750	3.75

Under the Plan, the Company may issue DSUs to non-employee directors. During the three months ended March 31, 2023 and 2022, 67,075 and 62,669 shares, respectively with a fair value of $240,321 and $256,943 were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the unaudited condensed consolidated statements of operations.

c.	Warrants

There was a total of 200,000 warrants outstanding as of March 31, 2023 that expire on May 9, 2023.

5.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an Administrative Settlement and Order on Consent (“ASAOC”). The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The aggregate cost of the obligation was estimated to be approximately $7,473,805. Upon the signing of the ASAOC, the Company recorded an immediate expense of $7,473,805 and a corresponding environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. On April 13, 2023, after conducting a competitive bidding process, the Company announced it selected Iron Woman Construction and Environmental Services to conduct certain environmental improvements pursuant to the Company’s obligations under the ASAOC. The contract terms, together with scope changes, inflation and increased estimates for fuel usage related to the restoration activities, resulted in an increase to the Company’s forecasted amounts for ASAOC restoration activities and are additions during the period ended March 31, 2023. Movements in the environmental reclamation liability during the three months ended March 31, 2023 and 2022, are as follows:

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$10,800,936	$9,888,200
Additions	1,118,303	—
Work performed on early action items	(337,690)	(499,903)
Balance at end of period	$11,581,549	$9,388,297

Current portion	$10,695,372	$3,963,847
Non-current portion	886,177	5,424,450
Balance at end of period	$11,581,549	$9,388,297

In 2021, the Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

6.Commitments and Contingencies

a.Mining Claim Assessments

The Company currently holds mining claims on which it has an annual assessment obligation of $275,220 to maintain the claims in good standing. The Company is committed to these payments indefinitely. Related to the mining claims assessments is a $335,000 bond related to the Company’s exploration activities.

b.	Stibnite Foundation

Upon formation of the Stibnite Foundation on February 26, 2019, the Company became contractually liable for certain future payments to the Stibnite Foundation based on several triggering events, including receipt of a Final Record of Decision issued by the USFS, receipt of all permits and approvals necessary for commencement of construction, commercial production, and of the final reclamation phase. These payments could begin as early as the first half of 2024 based on the current permitting schedule and range from $0.1 million to $1 million (upon commencement of final reclamation phase) in cash and 150,000 shares of the Corporation’s common stock. During commercial production, the Company will make payments to the Stibnite Foundation equal to 1% of Total Comprehensive Income less debt repayments, or a minimum of $0.5 million each year.

The Stibnite Foundation will support projects that benefit the communities surrounding the Stibnite Gold Project and was created through the establishment of the Community Agreement between Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

c.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of March 31, 2023, the option payments due on these properties in 2023 are $180,000, which will be paid this year. The agreements include options to extend.

d.	Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2023 and the date of this report.

e.Legal Update

The Corporation and its subsidiaries are a party to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act (“CWA”) related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Corporation promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Subsequently, the Corporation filed an answer denying liability which, later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the United States Forest Service (“USFS” or “Forest Service”) alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States. Pursuant to the terms of the voluntary ASAOC executed with the U.S. EPA and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service without prejudice. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution (“ADR”) options through court-ordered mediation. The stay has been extended on subsequent occasions, and a request to extend the stay through June 30, 2023 was requested jointly by the Company and the Nez Perce Tribe during a February 21, 2023 status conference and subsequently ordered by the court on the same day.

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

7.Government Grants

In September 2022, the Company was awarded two separate funding grants from the U.S. Department of Defense (“DOD”) Defense Logistics Agency (“DLA”) totaling $200,000 to study the domestic production of military-grade antimony trisulfide. During the three months ended March 31, 2023, $74,998 was recognized as grant income for these grants.   The Company anticipates recognizing $50,000 of additional grant income over the next nine months.

On December 16, 2022, the Company entered into an undefinitized Technology Investment Agreement (“TIA”) with the DOD - Air Force Research Laboratory for an award of up to $24,800,000 under Title III of the Defense Production Act (“DPA”). The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a Final Record of Decision, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant will be used primarily to reimburse the Company for certain costs incurred over the next 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. During the three months ended March 31, 2023, $3,206,713 was recognized as grant income related to the TIA. The Company anticipates recognizing approximately $12,000,000 of additional grant income over the next nine months.

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

A total of $3,281,711 grant income was recognized within other income (expense) on the unaudited condensed consolidated statement of operations during the three months ended March 31, 2023.  No grant income was recognized during the same period in 2022. At March 31, 2023 and December 31, 2022, grant receivable was $1,172,050 and $50,000, respectively, and is included in receivables on the unaudited condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 and 2022 with our consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

First Quarter 2023 Highlights

●	Zero lost time incidents or reportable environmental spills
●	Continued productive mediation discussions with the Nez Perce Tribe
●	The 75-day comment period on the Supplemental Draft Environmental Impact Statement (“SDEIS”) for the Stibnite Gold Project concluded with more than 15,000 letters submitted in support of the Project
●	The USFS updated the permitting schedule for the Project with a FEIS and draft Record of Decision (“DROD”) expected by the end of 2023 and a Final Record of Decision (“ROD”) anticipated in early 2024.

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

After nearly two years of review of the Modified Mine Plan by the USFS and other agencies, the SDEIS was published on October 28, 2022 for a 75-day public comment period. In the SDEIS, the USFS highlights the net positive environmental outcomes that the Stibnite Gold Project can provide to the abandoned mine site based on the results of comprehensive scientific analysis conducted over the last six years. The USFS identified Perpetua Resources’ proposed action, the “Modified Mine Plan,” as the Preferred Alternative and also concluded the Preferred Alternative would reasonably accomplish the purpose and need for consideration of approval of the Stibnite Gold Project, while giving consideration to environmental, economic, and technical factors. Under NEPA, a “Preferred Alternative” is identified by a Federal agency in a DEIS to let the public know which action the agency is leaning toward selecting as final. However, identification of a “Preferred Alternative” does not represent a final decision and the USFS may still choose various actions based on the Modified Mine Plan or each of the alternatives analyzed in the SDEIS when developing the Final Environmental Impact Statement.

The SDEIS public review period closed on January 10, 2023. Following completion of the comment period and analysis, the USFS updated the permitting schedule for the Project with a FEIS and DROD expected by the end of 2023 and a final ROD anticipated in early 2024. To finalize the FEIS and DROD by the end of 2023, the USFS is preparing responses to the letters received on the SDEIS and coordinating with state and federal agencies to conclude remaining environmental modeling and impact analysis. The publication of the permitting schedule does not indicate any commitments on the part of the USFS regarding the content or timing of a final decision. In developing the FEIS, the USFS may select various actions based on each of the alternatives analyzed in the SDEIS. Furthermore, the USFS is not bound by the permitting schedule and anticipated milestones may be delayed materially or not be satisfied.

Department of Defense Funding

In September 2022, Perpetua Resources was awarded two funding grants from the U.S. Department of Defense (“DOD”) Defense Logistics Agency to study the domestic production of military-grade antimony trisulfide, an essential component in ammunition and dozens of other defense materials.  Perpetua Resources expects to receive up to $200,000 in total to evaluate whether antimony from the Stibnite Gold Project can meet military specifications (“Mil-Spec”) to help secure America’s defense and commercial ammunition supply chain while also evaluating alternate methods for purifying antimony trisulfide. Perpetua Resources submitted two proposals to DLA’s “Production of Energetic Materials and Associated Precursors” Small Business Innovation Research (“SBIR”) grant solicitation. As described in the grant’s objective, the program is focused on reducing “foreign reliance and single points of failure for the domestic manufacturing of energetic materials” through the development of a domestic source. After a competitive review process, Perpetua Resources was awarded SBIR Phase 1 funding of $100,000 for both programs. After the completion of the proposed programs, Phase 2 funding could be made available for more advanced stage pilot-scale testing within the next year. Together, the Phase 1 and Phase 2 programs could confirm the Project’s ability to provide the domestic antimony source needed to meet the defense procurement demand and support commercial markets. During the three months ended March 31, 2023, $74,998 was recognized as grant income for these grants. The Company anticipates recognizing $50,000 of additional grant income over the next nine months.

In December 2022, Perpetua Resources was awarded a TIA of up to $24.8 million under Title III of the DPA. The funding objective of the TIA, issued by the Air Force Research Laboratory, is to complete environmental and engineering studies necessary to obtain a FEIS, a Final Record of Decision, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. The DPA funding allows the Company to advance the construction readiness of the Stibnite Gold Project while the Company continues through the ongoing permitting process, led by the USFS. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred over 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The DPA funding does not interrupt the ongoing NEPA review process. The TIA is subject to negotiation of a definitized agreement with the DOD. Until the agreement is definitized, the maximum funding available under the TIA is capped at $18,600,000, 75% of the not-to-exceed amount. Perpetua Resources expects to enter into a definitized agreement in the first half of 2023. However, there is no assurance that Perpetua Resources will be able to finalize the definitized agreement on the expected timeline or at all. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. Perpetua Resources is evaluating other U.S. government funding opportunities, including programs available through the DOD. During the three months ended March 31, 2023, $3,206,713 was recognized as grant income related to the TIA. The Company anticipates recognizing approximately $12,000,000 of additional grant income over the next nine months. During the three months ended March 31, 2023, the Company was reimbursed $2,059,661 for certain costs incurred.

Inflation

The U.S. inflation rate has been steadily increasing throughout 2022 and into 2023. These inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and personnel, which in turn cause our capital expenditures and labor costs to rise, including the estimated costs to complete the ASAOC environmental reclamation work. In particular, on April 13, 2023, after conducting a competitive bidding process, the Company announced it selected Iron Woman Construction and Environmental Services to conduct certain environmental improvements pursuant to the Company’s obligations under the ASAOC. The bid, together with scope changes, inflation and increased estimates for fuel usage related to the restoration activities, resulted in an increase to the Company’s forecasted amounts for ASAOC restoration activities as of May 12, 2023. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could adversely affect our business.

Liquidity

The Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted in the first quarter of 2024 due to the increases to anticipated costs for the Company’s ASAOC obligations in 2023 described above. Although the Company’s current capital resources and liquidity include up to $24.8 million in funding awarded in December 2022 under the TIA pursuant to Title III of the DPA, such funding is available only for the specified costs described above and, notably, is not available to fund the Company’s costs under its ASAOC obligations and certain corporate expenses. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting and early restoration activities on the current timeline as well as additional liquidity to begin advancing construction readiness into 2024, due to increasing costs of the ASAOC restoration obligations resulting in part from rising inflation, and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. See “—Liquidity and Capital Resources” for more information.

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” section.

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three months ended March 31,
	2023	2022
EXPENSES
Corporate salaries and benefits	$390,983	$303,411
Depreciation	16,954	11,466
Directors’ fees	221,262	262,948
Exploration	5,706,425	4,560,053
Environmental liability expense	1,118,303	—
General and administration	162,488	218,573
Professional fees	277,483	745,409
Shareholder and regulatory	151,413	158,973
OPERATING LOSS	8,045,311	6,260,833

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative	(1,732)	(15,248)
Foreign exchange loss	688	30,751
Grant income	(3,281,711)	—
Interest income	(162,463)	(31,442)
Total other loss (income)	(3,445,218)	(15,939)

NET LOSS	$4,600,093	$6,244,894

Net Loss

Net loss for the three months ended March 31, 2023 was $4.6 million compared with a net loss of $6.2 million for the three months ended March 31, 2022. This $1.6 million decrease compared to the prior year period was primarily attributable to a $3.3 million increase in grant income offset by increases of $1.1 million and $1.1 million in exploration and environmental liability expense, respectively. As noted above, for the three months ended March 31, 2023, the Company’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the three months ended March 31, 2023 were 29% higher than the 2022 comparative period due to higher share-based compensation.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units). This expense for the three months ended March 31, 2023 was 16% lower than the 2022 comparative period due to lower share-based compensation.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations, engineering, permitting, environmental, legal and sustainability costs. The Company’s exploration expenses of $5.7 million during the three months ended March 31, 2023 were $1.1 million, or 25%, higher than the three months ended March 31, 2022 primarily due to a $0.7 million increase in permitting, a $0.2 million increase in consulting and labor cost, and a $0.2 million increase in engineering. Additional details of expenditures incurred are as follows:

	For the three months ended March 31,
	2023	2022
Consulting and labor cost	1,540,501	1,335,170
Engineering	367,568	155,930
Environmental and reclamation	41,095	64,367
Field operations and drilling support	456,918	469,529
Legal and sustainability	506,184	456,365
Permitting	2,794,159	2,078,692
TOTAL EXPLORATION	$5,706,425	4,560,053

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the three months ended March 31, 2023, the total cost estimate to complete Phase 1 early cleanup actions increased $1.1 million over the same period in 2022 driven by scope changes and inflation for the remaining work to be performed.  As of March 31, 2023, the estimate for the remaining environmental liability was $11.6 million.

General and Administrative

This expense is predominantly insurance policies for the U.S. offices.  This expense for the three months ended March 31, 2023 was 26% lower than the 2022 comparative period primarily due to lower insurance premiums.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. This expense for the three months ended March 31, 2023 was 63% lower than the 2022 comparative period primarily due to a decrease in legal fees. During the first quarter 2022, higher legal fees were incurred to support the Company’s transition to a U.S. Domestic Issuer.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. This expense for the three months ended March 31, 2023 was 5% lower than the 2022 comparative period primarily due to lower marketing expenses.

Change in Fair Value of Warrant Derivative

The Corporation issued 200,000 warrants in a financing transaction in May 2013, with an exercise price denominated in Canadian dollars. The Company determined that warrants with an exercise price denominated in a currency that is different from the entity’s functional currency should be classified as a derivative and carried at their fair value. Any changes in their fair value from period to period have been recorded as a gain or loss. There are no circumstances under which Perpetua Resources will be required to pay cash upon exercise or expiry of the warrants or finder’s options.  The warrants expired in May 2023.

Foreign Exchange Loss

Changes in foreign exchange are driven by the change in value of the Canadian Dollar compared to the U.S. Dollar and the impact the change has on transactions associated with the Corporation’s Canadian dollar denominated balances.  The impact was less in the three months periods ended March 31, 2023 compared to the same period of 2022 primarily due to less cash being held in Canadian currency during the 2023 period.

Grant Income

This income results from funding grants awarded to the Company from the DOD to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income increased $3.3 million for the three months ended March 31, 2023, compared the previous year as the grants were awarded in September 2022 and December 2022. No grant income was recognized during the same period in 2022.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income increased $131,021 in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as a result of higher interest rates in the first three months of 2023.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of March 31, 2023, Perpetua Resources had cash and cash equivalents totaling approximately $18.6 million, approximately $2.0 million in other current assets and $2.7 million in trade and other payables. As of April 30, 2023, Perpetua Resources had cash and cash equivalents totaling approximately $17.9 million.

In August 2021, the Corporation completed a public offering for total gross proceeds of $57.5 million to be used to continue permitting, early restoration and field operations, engineering and design and general corporate purposes. In December 2022, the Corporation was awarded a TIA of up to $24.8 million under Title III of the DPA. The TIA is subject to negotiation of a definitized agreement with the DOD. Until the agreement is definitized, the maximum funding available under the TIA is capped at $18.6 million, 75% of the not-to-exceed amount. Perpetua Resources expects to enter into a definitized agreement in the first half of 2023. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred over 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. During the three months ended March 31, 2023, $3.2 million was recognized as grant income related to the TIA. The Company anticipates recognizing approximately $12.0 million of additional grant income over the next 9 months. During the three months ended March 31, 2023, the Company was reimbursed $2.1 million for certain costs incurred and received reimbursement of an additional $1.1 million in April 2023 with respect to expenses incurred in the three months ended March 31, 2023.

Perpetua Resources’ current liquidity needs relate to its plans to:

●	Continue to advance the regulatory process for the restoration and redevelopment of the Project;
●	Continue engaging with Project stakeholders to provide those stakeholders with the opportunity for a better understanding of the Project concepts and to provide a forum for such stakeholders to provide further input into the Project;
●	Continue to collect environmental baseline data in support of the ongoing regulatory processes related to permitting for site restoration and redevelopment of the Project;
●	Continue to advance the voluntary early cleanup actions under the ASAOC; and
●	Advance construction readiness for the Project.

Although the Company’s current capital resources and liquidity include up to $24.8 million in funding awarded in December 2022 under the TIA pursuant to Title III of the DPA, such funding is available only for the specified costs described above and, notably, is not available to fund the Company’s costs under its ASAOC obligations and certain corporate expenses. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting and early restoration activities on the current timeline as well as additional liquidity to begin advancing construction readiness into 2024, due to increasing costs of the ASAOC restoration obligations resulting in part from rising inflation, and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof.

The Company’s latest liquidity forecast indicates that available cash resources for expenses not eligible for reimbursement under the DPA funding are expected to be exhausted in the first quarter of 2024. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s common shares having an aggregate offering price of up to $20,000,000. The Company plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, general corporate, legal and ASAOC expenses. Sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise funds under the program, at acceptable share prices or at all.

We believe our plans outlined above to obtain sufficient funding will be successful although there is no certainty that these plans will result in needed liquidity for a reasonable period of time. However, our expectation of incurring significant ASAOC and other costs in the foreseeable future that are not eligible for DPA funding reimbursement and the need for additional funding to further support the development of our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these unaudited condensed consolidated financial statements are issued. The future receipt of potential funding from equity, debt, pursuit of additional government funding opportunities and/or other means cannot be considered probable at this time because these plans are not entirely within our control as of the date hereof.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Our anticipated expenditures for the fiscal year 2023 are approximately $36.3 million, of which approximately $16.3 million are expected to be funded from the DPA reimbursements and the remainder from cash on hand. These expenditures include an estimated $11.4 million to fund permitting of the Stibnite Gold Project, $8.8 million for general corporate purposes and administrative costs, $3.5 million for engineering and design work and $12.6 million to advance early restoration under the ASAOC and continue field operations. These costs are subject to change due to cost over-runs, delays or other unbudgeted events, such as effects of inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Corporation and its subsidiaries are parties to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the CWA related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho and the Corporation promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Subsequently, the Corporation filed an answer denying liability which, later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the Forest Service alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States. Pursuant to the terms of the voluntary ASAOC executed with the U.S. EPA and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution (“ADR”) options through court-ordered mediation. The stay has been extended on subsequent occasions, and a request to extend the stay through June 30, 2023 was requested by jointly by the Corporation and the Nez Perce Tribe during a February 21, 2023 status conference and subsequently ordered by the court on the same day.

Certain of the Corporation’s property interests in the Project are also subject to existing judicial consent decrees due to Perpetua’s acquisition of several patented lode mining claims and mill sites which covers environmental liability and remediation responsibilities. Under the consent decrees, Perpetua is required to grant access to certain site areas by regulatory agencies and allow remediation activities to proceed if necessary and preserve the integrity of previous response actions. Several of the Corporation’s patented claims in the Hangar Flats and Yellow Pine properties are also subject to a consent decree which requires Perpetua to cooperate with the U.S. EPA and the USFS to implement appropriate response activities.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our businesses, financial condition, or future results.  Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. Except as described below, there have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2022.

Our ability to continue the exploration, permitting, development, and construction of the Project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

We have limited financial resources. We will need external financing to develop and construct the Project and to complete the permitting process. Although the Company’s current capital resources and liquidity include up to $24.8 million in funding awarded in December 2022 under the TIA pursuant to Title III of the DPA, such funding is available only for the specified costs related to permitting, early restoration activities and advancing construction readiness and is not available to fund the Company’s costs pursuant to its ASAOC obligations and certain corporate expenses. The Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted in the first quarter of 2024 due to increases to anticipated costs for the Company’s ASAOC obligations in 2023. On April 13, 2023, after conducting a competitive bidding process, the Company announced it selected Iron Woman Construction and Environmental Services to conduct certain environmental improvements pursuant to the Company’s obligations under the ASAOC. The bid terms, together with scope changes, inflation and increased estimates for fuel usage related to the restoration activities, resulted in an increase to the Company’s forecasted amounts for ASAOC restoration activities for 2023. In addition to this anticipated increase to our ASAOC obligations, we expect to incur other costs in the foreseeable future that are not eligible for DPA funding reimbursement and may incur further unanticipated increases to costs under our ASAOC obligations as a result of inflation, fuel or labor costs or other factors. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. Although the Company entered into the Sales Agreement with respect to an ATM Offering, sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise funds under the program, at acceptable share prices or at all. If additional financing is not secured before year end 2023, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts.

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

	Proposed Use of	Updated Use of	Actual Use of	Remaining to be
Expense Category (in Millions)	Proceeds	Proceeds	Proceeds	Spent/Difference (ii)
Permitting	$21.0	$11.0	$11.5	$(0.5)
General Corporate Purposes(i)	20.1	25.3	16.6	8.7
Early Restoration & Field Operations	7.9	17.0	6.6	10.4
Engineering & Design	5.3	1.0	1.1	(0.1)
	$54.3	$54.3	$35.8	$18.4
(i)	Funds for general corporate purposes may be allocated for corporate expenses, business development and legal expenses.
(ii)	The remaining funds for Permitting and Engineering are negative as of March 31, 2023 due to timing of payment in March 2023 and a month lag in DPA reimbursement for these expenses.

None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities, to any other affiliates or to others.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the three months ended March 31, 2023, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information.

Sales Agreement

On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. as sales agent (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s common shares having an aggregate offering price of up to $20,000,000. Any common shares offered and sold in the ATM Offering will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-266071) filed with the SEC on July 8, 2022 and declared effective on November 2, 2022 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on May 12, 2023 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of common shares, if any, under the Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification rights and obligations of the parties and termination provisions. Under the terms of the Sales Agreement, the Company will pay the Agent a commission equal to up to 3% of the gross sales price of the common shares sold.

The Company plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, general corporate, legal and ASAOC expenses.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed herewith as Exhibit 1.1 and is incorporated by reference herein. A legal opinion relating to the common shares is filed herewith as Exhibit 5.1.

Item 6. Exhibits.

Exhibit Number	Description
1.1*	Controlled Equity OfferingSM Sales Agreement by and between Cantor Fitzgerald & Co., and Perpetua Resources Corp., dated as of May 12, 2023.
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

3.3	Certificate of Change of Name (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
3.4	Amendment to Articles, dated May 25, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2022).
4.1	Description of Common Shares (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 12, 2022).
5.1	Opinion of Cozen O’Connor LLP as to the legality of the securities being registered.
23.1	Consent of Cozen O’Connor LLP (included as part of its opinion filed as Exhibit 5.1).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2023	PERPETUA RESOURCES CORP.

	By:	/s/ Laurel Sayer
	Name:	Laurel Sayer
	Title:	President, Chief Executive Officer and Director