Form 10-Q
period 2023-06-30
PERPETUA RESOURCES CORP.
filed 2023-08-11
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 63,165,367 common shares outstanding.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. These factors include, but are not limited to, the following:

●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due and to continue as a going concern;
●	access to capital and suitable financing sources to fund the exploration, permitting, development and construction of the Project;
●	permitting timelines and requirements, including with respect to the timing and outcome of the Final Environmental Impact Statement (“FEIS”), the draft Record of Decision, the Final Record of Decision and other permitting processes;
●	the anticipated terms and timing of the settlement of the Nez Perce Tribe’s Clean Water Act lawsuit, the intended environmental and other outcomes of the Fund (as defined below), good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project and the anticipated source of funding of any settlement-related payments;
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	timing, costs and potential success of future activities on the Company’s properties, including but not limited to development and operating costs in the event that a production decision is made;
●	potential results of exploration, development and environmental protection and remediation activities;
●	future outlook and goals;
●	current or future litigation or environmental liability;
●	global economic, political and social conditions and financial markets;
●	inflation levels, particularly the recent rise to historically high levels, and government efforts to reduce inflation, including increased interest rates;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	loss of our key executives;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions as to production rates, operating cost, recovery and metal costs; that any additional financing needed will be available when needed on reasonable terms; that the current exploration, development, environmental and other objectives concerning the Company’s Stibnite Gold Project (the “Project” or “Stibnite Gold Project”) can be achieved and that the Company’s other corporate activities will proceed as expected; that the formal review process under the National Environmental Policy Act (“NEPA”) (including a joint review process involving the United States Forest Service (“USFS” or “Forest Service”), the State of Idaho and other agencies and regulatory bodies) as well as the environmental impact statements will proceed in a timely manner and as expected; that the review period will pass without delaying or changing the settlement agreement filed by the parties on August 8, 2023 to resolve the CWA litigation (the “Settlement Agreement”), payment and other settlement conditions will proceed on the anticipated timeline and terms, the parties will engage in good faith discussions regarding the Project and the Fund (as defined below), the court will approve the parties’ applications with the court, that the Project will receive necessary permits and approvals, that Perpetua will be able to successfully obtain financing for the Project, and that all requisite information will be available in a timely manner; that the current price and demand for gold and other metals will be sustained or will improve; that general business and economic conditions will not change in a materially adverse manner and that all necessary governmental approvals for the planned exploration, development and environmental protection activities on the Project will be obtained in a timely manner and on acceptable terms; and that the continuity of economic and political conditions and operations of the Company will be sustained.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,105,012	$22,667,047
Receivables	3,187,600	280,150
Prepaid expenses	936,087	614,930
	18,228,699	23,562,127
NON-CURRENT ASSETS
Buildings and equipment, net	413,997	294,980
Right-of-use assets	81,101	68,675
Environmental reclamation bond (Note 5)	3,000,000	3,000,000
Mineral properties and interest (Note 3)	72,519,373	72,519,373
TOTAL ASSETS	$94,243,170	$99,445,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$4,889,022	$2,741,516
Lease liabilities	81,988	70,449
CWA settlement payable (Note 6)	500,000	—
Environmental reclamation liabilities (Note 5)	8,412,823	9,590,766
	13,883,833	12,402,731
NON-CURRENT LIABILITIES
Warrant derivative	—	1,732
CWA settlement payable (Note 6)	4,500,000	—
Environmental reclamation liabilities (Note 5)	594,360	1,210,170
TOTAL LIABILITIES	18,978,193	13,614,633

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY (Note 4)
Common shares, no par value, unlimited shares authorized, 63,165,367 and 63,011,777 shares outstanding, respectively	616,189,014	615,553,448
Additional paid-in capital	33,275,592	32,203,858
Accumulated deficit	(574,199,629)	(561,926,784)
TOTAL SHAREHOLDERS’ EQUITY	75,264,977	85,830,522

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,243,170	$99,445,155

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
EXPENSES
Corporate salaries and benefits	$421,185	$524,876	$812,168	$828,287
Depreciation	18,748	14,870	35,702	26,336
Directors’ fees	58,848	89,526	280,110	352,474
Exploration	6,312,627	4,306,285	12,019,052	8,866,338
Environmental liability expense	(536,366)	665,370	581,937	665,370
CWA settlement expense (Note 6)	5,000,000	—	5,000,000	—
General and administration	131,791	164,049	294,279	382,622
Professional fees	367,601	505,787	645,084	1,251,196
Shareholder and regulatory	145,717	116,093	297,130	275,066
OPERATING LOSS	11,920,151	6,386,856	19,965,462	12,647,689

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative	—	(79,497)	(1,732)	(94,745)
Foreign exchange loss	1,934	2,595	2,622	33,346
Grant income	(4,085,746)	—	(7,367,457)	—
Interest income	(163,587)	(52,583)	(326,050)	(84,025)
Total other loss (income)	(4,247,399)	(129,485)	(7,692,617)	(145,424)

NET LOSS	$7,672,752	$6,257,371	$12,272,845	$12,502,265

NET LOSS PER SHARE, BASIC AND DILUTED	$0.12	$0.10	$0.19	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	63,164,231	62,987,859	63,091,673	62,980,051

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Common Shares		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCE, December 31, 2021	62,971,859	$615,359,152	$29,454,696	$(533,213,253)	$111,600,595
Share based compensation	—	—	676,249	—	676,249
Restricted and performance shares units distributed	1,667	12,378	(12,378)	—	—
Net loss for the period	—	—	—	(6,244,894)	(6,244,894)
BALANCE, March 31, 2022	62,973,526	615,371,530	30,118,567	(539,458,147)	106,031,950
Share based compensation	—	—	826,400	—	826,400
Restricted and performance shares units distributed	14,333	54,930	(54,930)	—	—
Net loss for the period	—	—	—	(6,257,371)	(6,257,371)
BALANCE, June 30, 2022	62,987,859	$615,426,460	$30,890,037	$(545,715,518)	$100,600,979

BALANCE, December 31, 2022	63,011,777	$615,553,448	$32,203,858	$(561,926,784)	$85,830,522
Share based compensation	—	—	840,827	—	840,827
Restricted and performance shares units distributed	115,256	449,909	(449,909)	—	—
Exercise of share purchase options	12,500	64,687	(24,015)	—	40,672
Net loss for the period	—	—	—	(4,600,093)	(4,600,093)
BALANCE, March 31, 2023	63,139,533	616,068,044	32,570,761	(566,526,877)	82,111,928
Share based compensation	—	—	784,282	—	784,282
Restricted and performance shares units distributed	13,334	54,936	(54,936)	—	—
Exercise of share purchase options	12,500	66,034	(24,515)		41,519
Net loss for the period	—	—	—	(7,672,752)	(7,672,752)
BALANCE, June 30, 2023	63,165,367	$616,189,014	$33,275,592	$(574,199,629)	$75,264,977

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(12,272,845)	$(12,502,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation (Note 4)	1,625,109	1,502,649
Depreciation	35,702	26,336
Change in fair value of warrant derivative	(1,732)	(94,745)
Environmental liability expense (Note 5)	581,937	665,370
Unrealized foreign exchange loss (gain)	(1,794)	122
Gain on sale of equipment	(25,000)	(44,763)
Changes in:
Receivables	(2,907,450)	236,785
Prepaid expenses	(321,157)	31,434
Trade and other payables	2,146,619	(534,552)
CWA settlement payable	5,000,000	—
Environmental reclamation liabilities	(2,375,690)	(997,198)
Net cash used in operating activities	(8,516,301)	(11,710,827)

INVESTING ACTIVITIES:
Purchase of building and equipment	(154,719)	(98,124)
Proceeds from sale of equipment	25,000	44,763
Net cash used in investing activities	(129,719)	(53,361)

FINANCING ACTIVITIES:
Proceeds from exercise of share purchase options	82,191	—
Net cash provided by financing activities	82,191	—

Effect of foreign exchange on cash and cash equivalents	1,794	(122)

Net increase (decrease) in cash and cash equivalents	(8,562,035)	(11,764,310)
Cash and cash equivalents, beginning of period	22,667,047	47,852,846
Cash and cash equivalents, end of period	$14,105,012	$36,088,536

NONCASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$65,061	$142,487

CASH AND CASH EQUIVALENTS
Cash	$3,481,313	$16,003,360
Investment savings accounts	6,415,345	17,081,013
GICs and term deposits	4,208,354	3,004,163
Total cash and cash equivalents	$14,105,012	$36,088,536

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

The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2022. Operating results for the six months ended June 30, 2023 may not be indicative of results expected for the full year ending December 31, 2023. Management estimates that the Company’s 2023 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the six month period ended June 30, 2023.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported.

The Company’s latest liquidity forecast indicates that available cash resources and other sources of liquidity are expected to be exhausted in the first quarter of 2024. In addition, if the Settlement Agreement is approved by the court, the Company expects its payment obligations under the Settlement Agreement to commence in the first half of 2024. The Company intends to fund these payments from cash on hand or funds expected to be raised in connection with construction of the Project. Although the Company’s current capital resources and liquidity include $24.8 million in funding awarded under the TIA pursuant to Title III of the DPA, such funding is available only for the specified costs related to permitting, environmental baseline data monitoring, environmental and technical studies, and advancing construction readiness and is not available to fund the Company’s costs pursuant to its Administrative Settlement and Order on Consent (“ASAOC”) obligations, and certain corporate expenses. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities.

On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20 million. Sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise funds under the program, at acceptable share prices or at all. As of June 30, 2023, $20 million remains available under the program.

We believe our plans outlined above to obtain sufficient funding will be successful although there is no certainty that these plans will result in needed liquidity for a reasonable period of time. However, our expectation of incurring significant ASAOC costs, contributions due under the Settlement Agreement and other costs in the foreseeable future that are not eligible for DPA funding reimbursement and the need for additional funding to further support the development of our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these unaudited condensed consolidated financial statements are issued.

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

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The Company’s potential dilutive common shares include outstanding share purchase options, restricted share units, performance share units, deferred share units and warrants. Potentially dilutive shares as of June 30, 2023 and 2022, are as follows:

	June 30
	2023	2022
Share purchase options	1,765,750	1,995,150
Share units	1,380,407	766,603
Warrants	—	200,000
Balance	3,146,157	2,961,753

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

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $72,519,373 and $72,519,373 as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States Securities and Exchange Commission (“SEC”) Regulation S-K 1300.

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

4.Shareholders’ Equity

a.	Authorized
●	Unlimited number of common shares without par value.
●	Unlimited number of first preferred shares without par value.
●	Unlimited number of second preferred shares without par value.
b.	ATM Offering

On May 12, 2023, the Company entered into the Sales Agreement providing for the sale by the Company, from time to time, of the Company's common shares having an aggregate gross offering price of up to $20 million (the “ATM Offering”). The Company expects to raise relatively small amounts of capital from time to time through the ATM Offering for general corporate purposes, which may include, among other things, general corporate, legal and ASAOC expenses. As of June 30, 2023, no common shares have been sold under this agreement.

c.	Share based compensation

Share based compensation was recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Exploration	$442,549	$396,951	$815,236	$632,639
Corporate salaries and benefits	282,606	338,638	529,576	513,018
Directors’ fees	59,127	90,811	280,297	356,992
Total	$784,282	$826,400	$1,625,109	$1,502,649

Share purchase options

A summary of share purchase option activity within the Company’s share-based compensation plan (the “Plan”) for the year ended December 31, 2022 and six months ended June 30, 2023 is as follows:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2021	2,497,150	$9.15
Options expired	(305,000)	8.71
Options cancelled or forfeited	(246,500)	9.11
Balance December 31, 2022	1,945,650	$9.23
Options exercised	(25,000)	4.40
Options cancelled or forfeited	(6,000)	9.93
Options expired	(148,900)	6.19
Balance June 30, 2023	1,765,750	$9.55

During the three and six months ended June 30, 2023 and 2022, the Company’s total share based compensation from options was $83,722 (2022: $296,360) and $164,042 (2022: $549,260), respectively. No options were granted during the six months ended June 30, 2023 nor 2022. During the three and six months ended June 30, 2023, the intrinsic value of share purchase options exercised was $18,124 and $30,594, respectively.

An analysis of outstanding share purchase options as of June 30, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise			Remaining			Remaining
Prices (C$)	Number	Price (C$)[1]	Life[2]	Number	Price (C$)[1]	Life[2]
$3.50 - $5.90	45,000	3.50	1.72	45,000	3.50	1.72
$5.91 - $7.20	428,875	6.26	1.47	428,875	6.26	1.47
$7.21 - $9.70	520,375	9.45	1.01	420,375	9.53	0.61
$9.71 - $11.80	771,500	11.80	2.56	578,625	11.80	2.56
$3.50 - $11.80	1,765,750	9.55	1.82	1,472,875	9.29	1.66
[1]	Weighted Average Exercise Price (C$)
[2]	Weighted Average Remaining Contractual Life (Years)

As of June 30, 2023, all unvested options are expected to vest and unvested compensation of $168,364 will be recognized. The weighted average remaining amortization period of vested options is 0.5 years. As of June 30, 2023, the intrinsic value of outstanding and exercisable share purchase options is $46,169 and $46,169, respectively.

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan that vest over the required service period of the participant.

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2021	42,334	$5.66
Granted	370,098	4.04
Distributed (vested)	(36,168)	5.00
Cancelled	(4,308)	4.03
Unvested, December 31, 2022	371,956	$4.13
Granted	370,039	3.42
Distributed (vested)	(121,340)	4.04
Cancelled	(4,453)	3.77
Unvested, June 30, 2023	616,202	$3.72

During the six months ended June 30, 2023, the Company awarded 370,039 RSUs (2022: 370,098 RSUs) with a weighted average grant date fair value of $3.42 per RSU (2022: $4.04) or approximately $1.3 million in total (2022: $1.5 million).

During the three and six months ended June 30, 2023 and 2022, the Company has recognized $350,791 (2022: $321,516)and $650,419 (2022: $432,256), respectively, in compensation expense related to RSUs and expects to record an additional $1.4 million in compensation expense over the next 1.57 years. The unvested units of June 30, 2023 are scheduled to vest as follows:

Remainder of 2023	21,166
2024	243,658
2025	228,660
2026	122,718
Total	616,202

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met.

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2021	10,750	$5.66
Granted	267,451	6.73
Distributed	(3,750)	3.42
Cancelled	(11,185)	5.83
Unvested, December 31, 2022	263,266	$6.77
Granted	281,035	5.97
Distributed	(7,250)	2.02
Cancelled	(1,619)	6.60
Unvested, June 30, 2023	535,432	$6.41

During the three and six months ended June 30, 2023 and 2022, the Company has recognized $287,579 (2022: $161,320) and $508,137 (2022: $216,986), respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $2.4 million in compensation expense over the next 2.2 years. The unvested units of June 30, 2023 are scheduled to vest as follows:

Remainder of 2023	7,500
2024	3,500
2025	247,524
2026	276,908
Total	535,432

PSUs: These PSUs vest upon completion of the performance period and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested. During the six months ended June 30, 2023, the Company awarded 3,500 PSUs (2022: 7,500 PSUs) that had a weighted average grant date fair value of $4.79 (2022: $4.03), or $16,765 (2022: $30,225) in total.

Market-based PSUs: During the six months ended June 30, 2023 and 2022, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period. During the six months ended June 30, 2023, the Company awarded 277,535 MPSUs (2022: 249,533 MPSUs) that had a weighted grant date fair value of $5.98 (2022: $6.99) per MPSU or approximately $1.65 million (2022: $1.75 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

	2023	2022
Grant date fair value	$5.98	$6.99
Risk-free interest rate	4.15%	1.61%
Expected term (in years)	3.0	3.0
Expected share price volatility	65.74%	63.35%
Expected dividend yield	—	—

The expected volatility utilized is based on the historical volatilities of the Corporation’s common shares and the GDXJ Index in order to model the stock price movements. The volatility used was calculated over the most recent three year period. The risk-free interest rates used are based on the implied yield available on a U.S. Treasury zero-coupon bill with a term equivalent to the Performance Period. The expected dividend yield of zero was used since it is the mathematical equivalent to reinvesting dividends in each issuing entity over the Performance Period.

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2021	29,213	$5.39
Granted	116,462	3.42
Outstanding, December 31, 2022	145,675	3.82
Granted	83,098	3.64
Outstanding, June 30, 2023	228,773	$3.75

Under the Plan, the Company may issue DSUs to non-employee directors. During the three and six months ended June 30, 2023, 16,023 (2022: 14,261) and 83,098 (2022: 76,930) share units, respectively with a fair value of $62,190 (2022: $47,204) and $302,511 (2022: $304,147) were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the unaudited condensed consolidated statements of operations.

d.	Warrants

There was a total of 200,000 warrants outstanding as of December 31, 2022 that expired on May 9, 2023.

5.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an ASAOC. The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The aggregate cost of the obligation was estimated to be approximately $7,473,805. Upon the signing of the ASAOC, the Company recorded an immediate expense of $7,473,805 and a corresponding environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. On April 13, 2023, after conducting a competitive bidding process, the Company announced it selected Iron Woman Construction and Environmental Services to conduct certain environmental improvements pursuant to the Company’s obligations under the ASAOC. The contract terms, together with scope changes, inflation and increased estimates for fuel usage related to the restoration activities, resulted in an increase to the Company’s forecasted amounts for ASAOC restoration activities and are additions during the six month period ended June 30, 2023. Movements in the environmental reclamation liability during the six months ended June 30, 2023 and 2022 are as follows:

	Six months ended June 30,
	2023	2022
Balance at beginning of period	$10,800,936	$9,888,200
Additions	581,937	665,370
Work performed on early action items	(2,375,690)	(997,198)
Balance at end of period	$9,007,183	$9,556,372

Current portion	$8,412,823	$5,799,685
Non-current portion	594,360	3,756,687
Balance at end of period	$9,007,183	$9,556,372

In 2021, the Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

6.Commitments and Contingencies

a.Mining Claim Assessments

The Company currently holds mining claims and mill sites for which it has an annual assessment obligation of $275,880 to maintain the claims in good standing. The Company is committed to these payments indefinitely. Related to the mining claims assessments is a $335,000 bond related to the Company’s exploration activities.

b.	Stibnite Foundation

Upon formation of the Stibnite Foundation on February 26, 2019, the Company became contractually liable for certain future payments to the Stibnite Foundation based on several triggering events, including receipt of a Final Record of Decision issued by the USFS, receipt of all permits and approvals necessary for commencement of construction, commercial production, and of the final reclamation phase. These payments could begin as early as the first half of 2024 based on the current permitting schedule and range from $0.1 million to $1 million (upon commencement of final reclamation phase) in cash and 150,000 common shares of the Company. During commercial production, the Company will make payments to the Stibnite Foundation equal to 1% of Total Comprehensive Income less debt repayments, or a minimum of $0.5 million each year.

The Stibnite Foundation will support projects that benefit the communities surrounding the Stibnite Gold Project and was created through the establishment of the Community Agreement between Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

c.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of June 30, 2023, the option payments due on these properties in 2023 are $180,000, which will be paid this year. The agreements include options to extend.

d.	Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2023 and the date of this report.

e.Legal Update

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act (“CWA”) related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Corporation promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Subsequently, the Corporation filed an answer denying liability and later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the United States Forest Service (“USFS” or “Forest Service”) alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States. Pursuant to the terms of the voluntary ASAOC executed with the U.S. Environmental Protection Agency (“U.S. EPA”) and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service without prejudice. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution options through court-ordered mediation. On June 20, 2023 the Company announced an agreement in principle with the Nez Perce Tribe which outlines the provisions for a settlement of the CWA lawsuit. The parties have made significant progress through mediation and are working toward a final CWA settlement agreement in the third quarter of 2023 based on the agreed framework. In a status report filed with the Federal Court on June 16, 2023, both parties requested a further extension of the stay to September 29, 2023 which was subsequently ordered by the court on June 20, 2023. On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. This includes $4 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Final settlement of the CWA lawsuit is subject to approval of the court and completion of payments by the Company. Following a 45-day review period, the parties will request the court to approve the Stipulation for Dismissal and Settlement Agreement. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the parties will submit a Stipulation of Dismissal with Prejudice to the court. The Company recognized an expense of $5 million during the quarter ended June 30, 2023 for this settlement. At June 30, 2023, CWA settlement payable current portion is $500,000 with the remaining $4,500,000 classified as long-term.

The voluntary CERCLA ASAOC entered into by the Corporation, the U.S. EPA, and the United States Department of Agriculture requires numerous early cleanup actions to occur over the next several years at the Stibnite Gold Project site (the “Stibnite Site”). Perpetua Resources Idaho, Inc. is presently developing and executing the Phase 1 early cleanup actions (known under CERCLA as “time critical removal actions”) that, after final work plan approval by the federal agencies, are designated to efficiently improve water quality in a number of areas on the Stibnite Site. Construction of time critical removal actions began in the summer of 2022, and significant progress was achieved to complete the voluntary Phase 1 Stibnite Site cleanup during the limited work season. Other longer-term proposed actions relating to Project operations are being evaluated through the NEPA process.

7.Government Grants

In September 2022, the Company was awarded two separate funding grants from the U.S. Department of Defense (“DOD”) Defense Logistics Agency (“DLA”) totaling $200,000 to study the domestic production of military-grade antimony trisulfide. During the three and six months ended June 30, 2023, $25,000 and $99,998, respectively, was recognized as grant income for these grants. The Company anticipates recognizing $25,000 of additional grant income over the next six months.

On December 16, 2022, the Company entered into an undefinitized Technology Investment Agreement (“TIA”) with the DOD - Air Force Research Laboratory for an award of up to $24,800,000 under Title III of the Defense Production Act (“DPA”). On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24,812,062. The definitized TIA did not change any other material terms of the undefinitized TIA. The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a Final Record of Decision, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant will be used primarily to reimburse the Company for certain costs incurred over the next 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. During the three and six months ended June 30, 2023, $4,060,746 and $7,267,459, respectively, was recognized as grant income related to the TIA. The Company anticipates recognizing approximately $10,300,000 of additional grant income over the next six months.

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

A total of $4,085,746 and $7,367,457 grant income was recognized within other income (expense) on the unaudited condensed consolidated statement of operations during the three and six months ended June 30, 2023, respectively. No grant income was recognized during the same period in 2022. At June 30, 2023 and December 31, 2022, grant receivable was $3,031,184 and $50,000, respectively, and is included in receivables on the unaudited condensed consolidated balance sheets.

8.Subsequent Events

On August 8, 2023, the Company and the Nez Perce Tribe filed the Settlement Agreement to resolve the CWA litigation. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period consisting primarily of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed, and the Nez Perce Tribe has agreed to voluntarily dismiss its lawsuit in return. Perpetua will contribute a total of $4 million to the Fund and contributions to the Fund will be made in annual payments of $1 million for four consecutive years, beginning no later than one year after the court has approved the Agreement. The water quality improvement projects will be coordinated with the U.S. EPA and the USFS and will require additional data collection to choose and define the projects. Perpetua may be credited up to $300,000 in project costs toward the $4 million Fund contribution through an in-kind data collection project by Perpetua near the Yellow Pine Pit that may assist the Nez Perce Tribe in future decision making for use of the Fund. In addition to the Fund contributions, Perpetua has also agreed to reimburse the Nez Perce Tribe for $1 million in attorney fees and litigation costs through two payments of $500,000 each, with the first payment to be made no later than six months after the court approves the Settlement Agreement and the second payment to be made no later than one year after court approval of the Settlement Agreement. Perpetua intends to fund these payments from cash on hand or funds expected to be raised in connection with construction of the Project.

The Settlement Agreement also provides that the parties will engage in good faith discussions and exchange of information to seek to resolve any concerns the Nez Perce Tribe may have with Perpetua’s outstanding state permit applications, although neither party is required to reach any future agreements related to such topics. The Settlement Agreement also contemplates that the parties may engage in discussions on CWA permitting and Endangered Species Act issues. The Settlement Agreement does not affect the Nez Perce Tribe’s rights with respect to future permitting and activities at the Project.

Final settlement of the CWA lawsuit is subject to approval of the court and completion of payments by the Company. In connection with the filing of the Settlement Agreement on August 8, 2023, a 45-day period began for review by the U.S. EPA and Department of Justice, as required by the CWA. Following the 45-day review period, the parties will request the court to approve the Stipulation for Dismissal and Settlement Agreement which is anticipated to be completed in the third quarter of 2023, subject to any delays that may arise in connection with the review period and court approval process. Court approval of the Settlement Agreement will result in the CWA litigation being dismissed without prejudice (meaning it could be re-filed) pending Perpetua’s payment of the amounts called for under the Settlement Agreement. Following approval of the Agreement, the Parties will provide the Court with semi-annual status reports on the implementation of the Agreement. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the parties will submit a Stipulation of Dismissal with Prejudice to the court confirming compliance with the Settlement Agreement and seeking dismissal (with prejudice) of the case. Based on the contribution terms set forth in the Agreement, Perpetua’s payment obligations under the Agreement should be satisfied by the end of 2027 if the Agreement is approved by the Court in 2023. The Company recognized an expense of $5 million during the quarter ended June 30, 2023 for this settlement. At June 30, 2023, CWA settlement payable current portion is $500,000 with the remaining $4,500,000 classified as long-term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022 with our consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Second Quarter 2023 Highlights

●	Zero lost time incidents or reportable environmental spills.
●	Reached Agreement in Principle with the Nez Perce Tribe under the Clean Water Act.
●	Successfully mobilized teams and equipment to site for the next round of voluntary legacy waste cleanup and water quality improvement actions in the historical Stibnite Mining District.
●	Added to the Russell 2000® Index and the broad-market Russell 3000® Index.
●	Held 2023 Annual General Meeting and shareholders voted in favor of all proposals.
●	Published 2022 Sustainability Report, the Company’s tenth annual sustainability report.

Supplemental Draft Environmental Impact Statement (“SDEIS”)

In response to public and agency feedback on the Draft Environmental Impact Statement released by the USFS in August 2020, Perpetua Resources proposed modifications to the mine plan analyzed in Alternative 2 in the DEIS and submitted a refined proposed action to the USFS in December 2020 (the “Modified Mine Plan”). The Modified Mine Plan included refinements to reduce the project footprint, improve water quality, and lower water temperature. The USFS decided to prepare a Supplemental Draft Environmental Impact Statement to further evaluate the project refinements and compare the Company’s proposed site access via Burntlog Route to another action alternative utilizing current roads.

After nearly two years of review of the Modified Mine Plan by the USFS and other agencies, the SDEIS was published on October 28, 2022 for a 75-day public comment period. In the SDEIS, the USFS highlighted the net positive environmental outcomes that the Stibnite Gold Project can provide to the abandoned mine site based on the results of comprehensive scientific analysis conducted over the last six years. The USFS identified Perpetua Resources’ proposed action, the “Modified Mine Plan,” as the Preferred Alternative and also concluded the Preferred Alternative would reasonably accomplish the purpose and need for consideration of approval of the Stibnite Gold Project, while giving consideration to environmental, economic, and technical factors. Under NEPA, a “Preferred Alternative” is identified by a Federal agency in a DEIS to let the public know which action the agency is leaning toward selecting as final. However, identification by an agency of a “Preferred Alternative” does not represent a final decision and the USFS may still select an action based on the Modified Mine Plan or each of the alternatives analyzed in the SDEIS when developing the Final Environmental Impact Statement.

The SDEIS public review period closed on January 10, 2023. Following completion of the comment period and analysis, the USFS updated the permitting schedule for the Project with a FEIS and DROD expected by the end of 2023 and a final ROD anticipated in early 2024. The publication of the permitting schedule does not indicate any commitments on the part of the USFS regarding the content or timing of a final decision. In developing the FEIS, the USFS may select an action based on each of the alternatives analyzed in the SDEIS. Furthermore, the USFS is not bound by the permitting schedule and anticipated milestones may be delayed materially or not be satisfied.

Ancillary Permitting Update

The Company continued to advance work on several ancillary permits which are being progressed in parallel with the NEPA process. Recent updates include:

●	Submitted the 404 Wetlands & Compensatory Mitigation Plan application to the U.S. Army Corps of Engineers (“USACE”) in April 2023 and USACE provided a 404 permit application completeness determination in July 2023.
●	Submitted the formal request to begin the 401 Water Quality Certification process to Idaho Department of Environmental Quality (“IDEQ”) in May 2023.
●	Submitted tailings storage facility dam safety application to Idaho Department of Water Resources (“IDWR”) in July 2023.

Previously submitted permit applications that are continuing through the administrative process and include Clean Air Act Permit to Construct, ground water point of compliance and Idaho Pollution Discharge Elimination System industrial outfalls with IDEQ in addition to water rights with IDWR.

Department of Defense Funding

In September 2022, Perpetua Resources was awarded two funding grants from the U.S. Department of Defense (“DOD”) Defense Logistics Agency to study the domestic production of military-grade antimony trisulfide, an essential component in ammunition and dozens of other defense materials. Perpetua Resources expects to receive up to $200,000 in total to evaluate whether antimony from the Stibnite Gold Project can meet military specifications (“Mil-Spec”) to help secure America’s defense and commercial ammunition supply chain while also evaluating alternate methods for purifying antimony trisulfide. Perpetua Resources submitted two proposals to DLA’s “Production of Energetic Materials and Associated Precursors” Small Business Innovation Research (“SBIR”) grant solicitation. As described in the grant’s objective, the program is focused on reducing “foreign reliance and single points of failure for the domestic manufacturing of energetic materials” through the development of a domestic source. After a competitive review process, Perpetua Resources was awarded SBIR Phase 1 funding of $100,000 for both programs. After the completion of the proposed programs, Phase 2 funding could be made available for more advanced stage pilot-scale testing within the next year. Together, the Phase 1 and Phase 2 programs could confirm the Project’s ability to provide the domestic antimony source needed to meet the defense procurement demand and support commercial markets. During the three and six months ended June 30, 2023, $25,000 and $99,998, respectively, was recognized as grant income for these grants. The Company anticipates recognizing $25,000 of additional grant income over the next six months.

In December 2022, Perpetua Resources was awarded a TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million. The definitized TIA did not change any other material terms of the undefinitized TIA. The funding objective of the TIA, issued by the Air Force Research Laboratory, is to complete environmental and engineering studies necessary to obtain a FEIS, a Final Record of Decision, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. The DPA funding allows the Company to advance the construction readiness of the Stibnite Gold Project while the Company continues through the ongoing permitting process, led by the USFS. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred over 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The DPA funding does not interrupt the ongoing NEPA review process. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. Perpetua Resources is evaluating other U.S. government funding opportunities, including programs available through the DOD. During the three and six months ended June 30, 2023, $4,060,746 and $7,267,459, respectively, was recognized as grant income related to the TIA. The Company anticipates recognizing approximately $10,300,000 of additional grant income over the next six months. During the six months ended June 30, 2023, the Company was reimbursed $4,244,605 for certain costs incurred.

Construction Readiness Activities

The Company is advancing construction readiness activities in parallel with the permitting process and these activities are reimbursable under the DPA funding outlined above. In the second quarter of 2023, Perpetua:

●	Began project execution planning and scheduling;
●	Selected Ames Construction as the Burntlog Route construction manager general contractor to advance studies and detailed engineering for the Company’s proposed access route after a competitive bidding process; and
●	Began power line detailed scoping and engineering with Idaho Power.

Nez Perce Tribe Litigation Settlement

On August 8, 2023, the Company and the Nez Perce Tribe (“Parties”) filed a final Settlement Agreement (“Settlement Agreement”) to resolve a Clean Water Act (“CWA”) lawsuit brought by the Nez Perce Tribe in 2019. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period, which includes $4 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed, and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Perpetua intends to fund these payments from cash on hand or funds expected to be raised in connection with construction of the Project. Following a 45-day review period, the Parties will request the court to approve the Stipulation for Dismissal and Settlement Agreement, which, if approved, would result in the CWA lawsuit being dismissed without prejudice pending Perpetua’s payment of the amounts called for under the Settlement Agreement, and with prejudice upon completion of such payments, subject in each case to approval by the court.

See Note 6(e) and Note 8 to the Interim Financial Statements for the three months ended June 30, 2023 for more information regarding the CWA lawsuit and the terms of the settlement.

Inflation

The U.S. inflation rate increased throughout 2022 and into 2023, but has begun to stabilize in 2023. These inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and personnel, which in turn cause our capital expenditures and labor costs to rise, including the estimated costs to complete the ASAOC environmental reclamation work. In particular, on April 13, 2023, after conducting a competitive bidding process, the Company announced it selected Iron Woman Construction and Environmental Services to conduct certain environmental improvements pursuant to the Company’s obligations under the ASAOC. The bid, together with scope changes, inflation and increased estimates for fuel usage related to the restoration activities, resulted in an increase to the Company’s forecasted amounts for ASAOC restoration activities in the six months ended June 30, 2023. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could adversely affect our business.

Liquidity

The Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted in the first quarter of 2024. Although the Company’s current capital resources and liquidity include $24.8 million in funding awarded under the TIA pursuant to Title III of the DPA, such funding is available only for the specified costs related to permitting, environmental baseline data monitoring, environmental and technical studies, and advancing construction readiness and is not available to fund the Company’s costs under its ASAOC obligations and certain corporate expenses. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting and environmental monitoring activities on the current timeline as well as additional liquidity to begin advancing construction readiness into 2024, due to costs of the ASAOC restoration obligations and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. See “—Liquidity and Capital Resources” for more information.

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” section.

Results of Operations

Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
EXPENSES
Corporate salaries and benefits	$421,185	$524,876	$812,168	$828,287
Depreciation	18,748	14,870	35,702	26,336
Directors’ fees	58,848	89,526	280,110	352,474
Exploration	6,312,627	4,306,285	12,019,052	8,866,338
Environmental liability expense	(536,366)	665,370	581,937	665,370
CWA settlement expense	5,000,000	—	5,000,000	—
General and administration	131,791	164,049	294,279	382,622
Professional fees	367,601	505,787	645,084	1,251,196
Shareholder and regulatory	145,717	116,093	297,130	275,066
OPERATING LOSS	11,920,151	6,386,856	19,965,462	12,647,689

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative	—	(79,497)	(1,732)	(94,745)
Foreign exchange loss	1,934	2,595	2,622	33,346
Grant income	(4,085,746)	—	(7,367,457)	—
Interest income	(163,587)	(52,583)	(326,050)	(84,025)
Total other loss (income)	(4,247,399)	(129,485)	(7,692,617)	(145,424)

NET LOSS	$7,672,752	$6,257,371	$12,272,845	$12,502,265

Net Loss

Net loss for the three months ended June 30, 2023 was $7.6 million compared with a net loss of $6.3 million for the three months ended June 30, 2022. This $1.4 million increase compared to the prior year period was primarily attributable to $5.0 million recognized in the 2023 period for CWA settlement expense and an increase of $2.0 million in exploration expense offset by a $4.1 million increase in grant income and a $1.2 million decrease in environmental liability expense.

Net loss for the six months ended June 30, 2023 was $12.3 million compared with a net loss of $12.5 million for the three months ended June 30, 2022. This $0.2 million decrease compared to the prior year period was primarily attributable to a $7.4 million increase in grant income, a $0.6 million decrease in professional fees and an increase in interest income of $0.2 million, offset by $5.0 million recognized in the 2023 period for CWA settlement expense and an increase of $3.2 million in exploration expense. As noted above, for the six months ended June 30, 2023, the Company’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the three and six months ended June 30, 2023 were 20% and 2% lower than the 2022 comparative periods due to lower share-based compensation.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units). This expense for the three and six months ended June 30, 2023 was 34% and 21% lower than the 2022 comparative periods due to lower share-based compensation.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations, engineering, permitting, environmental, legal and sustainability costs. The Company’s exploration expenses of $6.3 million during the three months ended June 30, 2023 were $2.0 million, or 47%, higher than the three months ended June 30, 2022 primarily due to a $1.2 million increase in engineering and a $0.5 million increase in permitting. The Company’s exploration expenses of $12.0 million during the six months ended June 30, 2023 were $3.2 million, or 36%, higher than the six months ended June 30, 2022 primarily due to a $1.5 million increase in engineering, $1.2 million increase in permitting, and a $0.3 million increase in consulting and labor cost.

Additional details of expenditures incurred are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Consulting and labor cost	$1,489,251	$1,355,904	$3,029,752	$2,691,075
Engineering	1,379,022	142,540	1,746,590	298,470
Environmental and reclamation	40,672	24,014	81,767	88,381
Field operations and drilling support	642,305	549,033	1,099,223	1,018,561
Legal and sustainability	415,916	385,296	922,100	841,661
Permitting	2,345,461	1,849,498	5,139,620	3,928,190
TOTAL EXPLORATION	$6,312,627	$4,306,285	$12,019,052	$8,866,338

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the three and six months ended June 30, 2023, the total cost estimate to complete Phase 1 early cleanup actions decreased $1.2 million and $0.1 million, respectively over the same periods in 2022 driven by lower estimated increases in the current period for the remaining work to be performed. During the three months ended June 30, 2023, the estimated cost to complete was reduced by $0.5 million driven by lower than expected fuel usage at camp to support the early restoration activities. As of June 30, 2023, the estimate for the remaining environmental liability was $9.0 million.

CWA Settlement Expense

This expense relates to the settlement with the Nez Perce Tribe to resolve the CWA litigation. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. The Company recognized $5 million in the second quarter of 2023 for this settlement.

General and Administrative

This expense is predominantly insurance policies for the U.S. offices. This expense for the three and six months ended June 30, 2023 was 20% and 23% lower than the 2022 comparative periods primarily due to lower insurance premiums.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. This expense for the three and six months ended June 30, 2023 was 27% and 48% lower than the 2022 comparative periods primarily due to a decrease in legal fees. During the first quarter 2022, higher legal fees were incurred to support the Company’s transition to a U.S. Domestic Issuer.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. This expense for the three and six months ended June 30, 2023 was 26% and 8% higher than the 2022 comparative periods primarily due to a larger number of public Company filings resulting in higher fees.

Change in Fair Value of Warrant Derivative

The Corporation issued 200,000 warrants in a financing transaction in May 2013 with an exercise price denominated in Canadian dollars. The Company determined that warrants with an exercise price denominated in a currency that is different from the entity’s functional currency should be classified as a derivative and carried at their fair value. Any changes in their fair value from period to period have been recorded as a gain or loss. There are no circumstances under which Perpetua Resources will be required to pay cash upon exercise or expiry of the warrants or finder’s options. The warrants expired in May 2023.

Foreign Exchange Loss

Changes in foreign exchange are driven by the change in value of the Canadian Dollar compared to the U.S. Dollar and the impact the change has on transactions associated with the Corporation’s Canadian dollar denominated balances. The impact was less in the three and six month periods ended June 30, 2023 compared to the same periods of 2022 primarily due to less cash being held in Canadian currency during the 2023 period.

Grant Income

This income results from funding grants awarded to the Company from the DOD to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income increased $4.1 million and $7.4 million for the three and six months ended June 30, 2023, compared to the previous year as the grants were awarded in September 2022 and December 2022. No grant income was recognized during the same periods in 2022.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income increased $111,004 and $242,025 in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 as a result of higher interest rates in the first six months of 2023.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of June 30, 2023, Perpetua Resources had cash and cash equivalents totaling approximately $14.1 million, approximately $4.1 million in other current assets and $5.4 million in trade and other payables. As of July 31, 2023, Perpetua Resources had cash and cash equivalents totaling approximately $12.8 million.

In August 2021, the Corporation completed a public offering for total gross proceeds of $57.5 million to be used to continue permitting, early restoration and field operations, engineering and design and general corporate purposes. In December 2022, the Corporation was awarded a TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred over 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. During the three and six months ended June 30, 2023, $4.0 million and $7.3 million was recognized as grant income related to the TIA. The Company anticipates recognizing approximately $10.3 million of additional grant income over the next six months. During the three and six months ended June 30, 2023, the Company was reimbursed $2.2 million and $4.2 million for certain costs incurred and received reimbursement of an additional $3.0 million in July 2023 with respect to expenses incurred in the three and six months ended June 30, 2023.

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

Although the Company’s current capital resources and liquidity include $24.8 million in funding awarded under the TIA pursuant to Title III of the DPA, such funding is available only for the specified costs described above and is not available to fund the Company’s costs under its ASAOC obligations and certain corporate expenses. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting on the current timeline as well as additional liquidity to begin advancing construction readiness into 2024, due to costs of the ASAOC restoration obligations and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof.

The Company’s latest liquidity forecast indicates that available cash resources for expenses not eligible for reimbursement under the DPA funding are expected to be exhausted in the first quarter of 2024. In addition, if the Settlement Agreement is approved by the court, the Company expects its payment obligations under the Settlement Agreement to commence in the first half of 2024. The Company intends to fund these payments from cash on hand or funds expected to be raised in connection with construction of the Project. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20 million. Sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise funds under the program, at acceptable share prices or at all. As of June 30, 2023, $20 million remains available under the program.

We believe our plans outlined above to obtain sufficient funding will be successful although there is no certainty that these plans will result in needed liquidity for a reasonable period of time. However, our expectation of incurring significant ASAOC costs, contributions due under the Settlement Agreement and other costs in the foreseeable future that are not eligible for DPA funding reimbursement and the need for additional funding to further support the development of our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these unaudited condensed consolidated financial statements are issued. The future receipt of potential funding from equity, debt, pursuit of additional government funding opportunities and/or other means cannot be considered probable at this time because these plans are not entirely within our control as of the date hereof.

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

Our anticipated expenditures for the fiscal year 2023 are approximately $38.7 million, of which approximately $17.6 million are expected to be funded from the DPA reimbursements and the remainder from cash on hand. These expenditures include an estimated $11.1 million to fund permitting of the Stibnite Gold Project, $9.2 million for general corporate purposes and administrative costs, $6.3 million for engineering and design work and $12.1 million to advance early restoration under the ASAOC and continue field operations. These costs are subject to change due to cost over-runs, delays or other unbudgeted events, such as effects of inflation. Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which is estimated to be approximately $1,263 million according to the TRS.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act (“CWA”) related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Corporation promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Subsequently, the Corporation filed an answer denying liability and later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the United States Forest Service (“USFS” or “Forest Service”) alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States. Pursuant to the terms of the voluntary ASAOC executed with U.S. EPA and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service without prejudice. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution options through court-ordered mediation. On June 20, 2023 the Company announced an agreement in principle with the Nez Perce Tribe which outlines the provisions for a settlement of the CWA lawsuit. The parties have made significant progress through mediation and are working toward a final CWA settlement agreement in the third quarter of 2023 based on the agreed framework. In a status report filed with the Federal Court on June 16, 2023, both parties requested a further extension of the stay to September 29, 2023 which was subsequently ordered by the court on June 20, 2023. On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. This includes $4 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Final settlement of the CWA lawsuit is subject to approval of the court and completion of payments by the Company. Following a 45-day review period, the parties will request the court to approve the Stipulation for Dismissal and Settlement Agreement. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the parties will submit a Stipulation of Dismissal with Prejudice to the court.

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

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. Except as described below, there have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2022 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

	Proposed Use of	Updated Use of	Actual Use of	Remaining to be
Expense Category (in Millions)	Proceeds	Proceeds	Proceeds	Spent/Difference (ii, iii)
Permitting	$21.0	$11.0	$12.2	$(1.2)
General Corporate Purposes(i)	20.1	25.3	18.8	6.5
Early Restoration & Field Operations	7.9	17.0	9.1	7.9
Engineering & Design	5.3	1.0	2.1	(1.1)
	$54.3	$54.3	$42.2	$12.1
(i)	Funds for general corporate purposes may be allocated for corporate expenses, business development and legal expenses.
(ii)	The remaining funds for Permitting and Engineering are negative as of June 30, 2023 due to a lag in DPA reimbursement for these expenses.
(iii)	Remaining to be spent is lower than actual cash balance due to use of proceeds being presented on an accrual basis.

None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities, to any other affiliates or to others.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the six months ended June 30, 2023, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

Date: August 11, 2023	PERPETUA RESOURCES CORP.

	By:	/s/ Laurel Sayer
	Name:	Laurel Sayer
	Title:	President, Chief Executive Officer and Director