Form 10-Q
period 2023-09-30
PERPETUA RESOURCES CORP.
filed 2023-11-09
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 63,267,783 common shares outstanding.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. These factors include, but are not limited to, the following:

●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due and to continue as a going concern;
●	access to capital and suitable financing sources to fund the exploration, permitting, development and construction of the Project;
●	permitting timelines and requirements, including with respect to the timing and outcome of the Final Environmental Impact Statement (“FEIS”), the draft Record of Decision, the Final Record of Decision and other permitting processes;
●	the intended environmental and other outcomes of the Fund (as defined below) related to the Nez Perce Tribe’s Clean Water Act (“CWA”) lawsuit, good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project and the anticipated source of funding of the Company’s payments required under the Settlement Agreement (as defined below);
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	timing, costs and potential success of future activities on the Company’s properties, including but not limited to development and operating costs in the event that a production decision is made;
●	potential results of exploration, development and environmental protection and remediation activities;
●	future outlook and goals;
●	current or future litigation or environmental liability;
●	global economic, political and social conditions and financial markets;
●	inflation levels, particularly the recent rise to historically high levels, and government efforts to reduce inflation, including increased interest rates;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	loss of our key executives;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions as to production rates, operating cost, recovery and metal costs; that any additional financing needed will be available when needed on reasonable terms; that the current exploration, development, environmental and other objectives concerning the Company’s Stibnite Gold Project (the “Project” or “Stibnite Gold Project”) can be achieved and that the Company’s other corporate activities will proceed as expected; that the formal review process under the National Environmental Policy Act (“NEPA”) (including a joint review process involving the United States Forest Service (“USFS” or “Forest Service”), the State of Idaho and other agencies and regulatory bodies) as well as the environmental impact statements will proceed in a timely manner and as expected; payment and other settlement conditions under the final Settlement Agreement filed on August 8, 2023 and approved by the United States District Court for the District of Idaho on October 2, 2023 to resolve the CWA litigation (the “Settlement Agreement”) will proceed on the anticipated timeline and terms, the parties will engage in good faith discussions regarding the Project and the Fund (as defined below), that the Project will receive necessary permits and approvals, that Perpetua will be able to successfully obtain financing for the Project, and that all requisite information will be available in a timely manner; that the current price and demand for gold and other metals will be sustained or will improve; that general business and economic conditions will not change in a materially adverse manner and that all necessary governmental approvals for the planned exploration, development and environmental protection activities on the Project will be obtained in a timely manner and on acceptable terms; and that the continuity of economic and political conditions and operations of the Company will be sustained.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,104,937	$22,667,047
Receivables	1,978,508	280,150
Prepaid expenses	1,353,327	614,930
	10,436,772	23,562,127
NON-CURRENT ASSETS
Buildings and equipment, net	389,252	294,980
Right-of-use assets	54,836	68,675
Environmental reclamation bond (Note 5)	3,000,000	3,000,000
Mineral properties and interest (Note 3)	72,795,365	72,519,373
TOTAL ASSETS	$86,676,225	$99,445,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$5,535,730	$2,741,516
Lease liabilities	55,279	70,449
CWA settlement payable (Note 6)	500,000	—
Environmental reclamation liabilities (Note 5)	2,297,523	9,590,766
	8,388,532	12,402,731
NON-CURRENT LIABILITIES
Warrant derivative	—	1,732
CWA settlement payable (Note 6)	4,500,000	—
Environmental reclamation liabilities (Note 5)	456,744	1,210,170
TOTAL LIABILITIES	13,345,276	13,614,633

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY (Note 4)
Common shares, no par value, unlimited shares authorized, 63,202,408 and 63,011,777 shares outstanding, respectively	616,330,139	615,553,448
Additional paid-in capital	33,830,533	32,203,858
Accumulated deficit	(576,829,723)	(561,926,784)
TOTAL SHAREHOLDERS’ EQUITY	73,330,949	85,830,522

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,676,225	$99,445,155

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
EXPENSES
Corporate salaries and benefits	$393,656	$453,330	$1,205,824	$1,281,617
Depreciation	23,846	15,318	59,548	41,654
Directors’ fees	30,158	92,874	310,268	445,348
Exploration	8,664,205	4,589,966	20,683,257	13,456,304
Environmental liability expense	22,285	232,776	604,222	898,146
CWA settlement expense (Note 6)	—	—	5,000,000	—
General and administration	160,264	187,733	454,543	570,355
Professional fees	230,243	223,160	875,327	1,474,356
Shareholder and regulatory	91,177	142,984	388,307	418,050
OPERATING LOSS	9,615,834	5,938,141	29,581,296	18,585,830

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative	—	(6,021)	(1,732)	(100,766)
Foreign exchange loss (income)	12,571	(7,136)	15,193	26,210
Grant income	(6,905,691)	—	(14,273,148)	—
Interest income	(92,620)	(170,658)	(418,670)	(254,683)
Total other loss (income)	(6,985,740)	(183,815)	(14,678,357)	(329,239)

NET LOSS	$2,630,094	$5,754,326	$14,902,939	$18,256,591

NET LOSS PER SHARE, BASIC AND DILUTED	$0.04	$0.09	$0.24	$0.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	63,176,063	62,987,859	63,120,580	62,982,688

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Common Shares		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCE, December 31, 2021	62,971,859	$615,359,152	$29,454,696	$(533,213,253)	$111,600,595
Share based compensation	—	—	676,249	—	676,249
Restricted and performance shares units distributed	1,667	12,378	(12,378)	—	—
Net loss for the period	—	—	—	(6,244,894)	(6,244,894)
BALANCE, March 31, 2022	62,973,526	615,371,530	30,118,567	(539,458,147)	106,031,950
Share based compensation	—	—	826,400	—	826,400
Restricted and performance shares units distributed	14,333	54,930	(54,930)	—	—
Net loss for the period	—	—	—	(6,257,371)	(6,257,371)
BALANCE, June 30,2022	62,987,859	615,426,460	30,890,037	(545,715,518)	100,600,979
Share based compensation	—	—	732,236	—	732,236
Net loss for the period	—	—	—	(5,754,326)	(5,754,326)
BALANCE, September 30, 2022	62,987,859	$615,426,460	$31,622,273	$(551,469,844)	$95,578,889

BALANCE, December 31, 2022	63,011,777	$615,553,448	$32,203,858	$(561,926,784)	$85,830,522
Share based compensation	—	—	840,827	—	840,827
Restricted and performance shares units distributed	115,256	449,909	(449,909)	—	—
Exercise of share purchase options	12,500	64,687	(24,015)	—	40,672
Net loss for the period	—	—	—	(4,600,093)	(4,600,093)
BALANCE, March 31, 2023	63,139,533	616,068,044	32,570,761	(566,526,877)	82,111,928
Share based compensation	—	—	784,282	—	784,282
Restricted and performance shares units distributed	13,334	54,936	(54,936)	—	—
Exercise of share purchase options	12,500	66,034	(24,515)		41,519
Net loss for the period	—	—	—	(7,672,752)	(7,672,752)
BALANCE, June 30, 2023	63,165,367	616,189,014	33,275,592	(574,199,629)	75,264,977
Share based compensation	—	—	696,066	—	696,066
Restricted and performance shares units distributed	5,475	22,064	(22,064)	—	—
Deferred share units distributed	31,566	119,061	(119,061)	—	—
Net loss for the period	—	—	—	(2,630,094)	(2,630,094)
BALANCE, September 30, 2023	63,202,408	$616,330,139	$33,830,533	$(576,829,723)	$73,330,949

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(14,902,939)	$(18,256,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation (Note 4)	2,321,175	2,234,885
Depreciation	59,548	41,654
Change in fair value of warrant derivative	(1,732)	(100,766)
Environmental liability expense (Note 5)	604,222	898,146
Unrealized foreign exchange loss (gain)	(160)	4,286
Gain on sale of equipment	(25,000)	(49,173)
Changes in:
Receivables	(1,698,358)	159,186
Prepaid expenses	(738,397)	(11,768)
Trade and other payables	2,792,882	(116,024)
CWA settlement payable	5,000,000	—
Environmental reclamation liabilities	(8,650,891)	(2,920,780)
Net cash used in operating activities	(15,239,650)	(18,116,945)

INVESTING ACTIVITIES:
Investment in mineral properties and interest	(275,992)	(290,039)
Purchase of building and equipment	(153,820)	(98,125)
Proceeds from sale of equipment	25,000	49,173
Net cash used in investing activities	(404,812)	(338,991)

FINANCING ACTIVITIES:
Proceeds from exercise of share purchase options	82,191	—
Net cash provided by financing activities	82,191	—

Effect of foreign exchange on cash and cash equivalents	161	(4,286)

Net increase (decrease) in cash and cash equivalents	(15,562,110)	(18,460,222)
Cash and cash equivalents, beginning of period	22,667,047	47,852,846
Cash and cash equivalents, end of period	$7,104,937	$29,392,624

NONCASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$65,061	$142,487

CASH AND CASH EQUIVALENTS
Cash	$3,104,628	$6,153,131
Investment savings accounts	4,000,309	17,131,902
GICs and term deposits	—	6,107,591
Total cash and cash equivalents	$7,104,937	$29,392,624

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

The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2022. Operating results for the nine months ended September 30, 2023 may not be indicative of results expected for the full year ending December 31, 2023. Management estimates that the Company’s 2023 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the nine month period ended September 30, 2023.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported.

The Company’s latest liquidity forecast indicates that available cash resources and other sources of liquidity are expected to be exhausted in the first quarter of 2024. In addition, the Company’s payment obligations under the Settlement Agreement will commence in the first half of 2024. The Company intends to fund these payments from cash on hand or funds expected to be raised in connection with construction of the Project. Although the Company’s current capital resources and liquidity include $24.8 million in funding awarded under the Technology Investment Agreement (“TIA”) pursuant to Title III of the Defense Production Act (“DPA”), such funding is available only for the specified costs related to permitting, environmental baseline data monitoring, environmental and technical studies, and advancing construction readiness and is not available to fund the Company’s costs pursuant to its Administrative Settlement and Order on Consent (“ASAOC”) obligations, and certain corporate expenses. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities.

On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20 million. Sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise funds under the program, at acceptable share prices or at all. As of September 30, 2023, $20 million remains available under the program.

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

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The Company’s potential dilutive common shares include outstanding share purchase options, restricted share units, performance share units, deferred share units and warrants. Potentially dilutive shares as of September 30, 2023 and 2022, are as follows:

	September 30
	2023	2022
Share purchase options	1,673,750	1,960,150
Share units	1,375,820	791,440
Warrants	—	200,000
Balance	3,049,570	2,951,590

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

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $72,795,365 and $72,519,373 as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States Securities and Exchange Commission (“SEC”) Regulation S-K 1300.

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

On May 12, 2023, the Company entered into the Sales Agreement providing for the sale by the Company, from time to time, of the Company’s common shares having an aggregate gross offering price of up to $20 million (the “ATM Offering”). The Company expects to raise relatively small amounts of capital from time to time through the ATM Offering for general corporate purposes, which may include, among other things, general corporate, legal and ASAOC expenses. As of September 30, 2023, no common shares have been sold under this agreement.

c.	Share based compensation

Share based compensation was recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Exploration	$400,306	$366,150	$1,215,542	$998,789
Corporate salaries and benefits	266,349	278,381	795,925	791,399
Directors’ fees	29,411	87,705	309,708	444,697
Total	$696,066	$732,236	$2,321,175	$2,234,885

Share purchase options

A summary of share purchase option activity within the Company’s share-based compensation plan (the “Plan”) for the year ended December 31, 2022 and nine months ended September 30, 2023 is as follows:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2021	2,497,150	$9.15
Options expired	(305,000)	8.71
Options cancelled or forfeited	(246,500)	9.11
Balance December 31, 2022	1,945,650	$9.23
Options exercised	(25,000)	4.40
Options cancelled or forfeited	(35,500)	11.48
Options expired	(211,400)	6.97
Balance September 30, 2023	1,673,750	$9.54

During the three and nine months ended September 30, 2023 and 2022, the Company’s total share based compensation from options was $49,628 (2022: $273,155) and $213,670 (2022: $822,415), respectively. No options were granted during the nine months ended September 30, 2023 nor 2022. During the three and nine months ended September 30, 2023, the intrinsic value of share purchase options exercised was $nil and $30,594, respectively.

An analysis of outstanding share purchase options as of September 30, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise			Remaining			Remaining
Prices (C$)	Number	Price (C$)[1]	Life[2]	Number	Price (C$)[1]	Life[2]
$3.50 - $5.90	45,000	3.50	1.47	45,000	3.50	1.42
$5.91 - $7.20	428,875	6.26	1.21	428,875	6.26	1.21
$7.21 - $9.70	457,875	9.54	0.89	357,875	9.65	0.45
$9.71 - $11.80	742,000	11.80	2.31	556,500	11.80	2.31
$3.50 - $11.80	1,673,750	9.54	1.62	1,388,250	9.27	1.46
[1]	Weighted Average Exercise Price (C$)
[2]	Weighted Average Remaining Contractual Life (Years)

As of September 30, 2023, all unvested options are expected to vest and unvested compensation of $78,611 will be recognized. The weighted average remaining amortization period of vested options is 0.25 years. As of September 30, 2023, the intrinsic value of outstanding and exercisable share purchase options is $30,742 and $30,742, respectively.

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan that vest over the required service period of the participant.

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2021	42,334	$5.66
Granted	370,098	4.04
Distributed (vested)	(36,168)	5.00
Cancelled	(4,308)	4.03
Unvested, December 31, 2022	371,956	$4.13
Granted	370,039	3.42
Distributed (vested)	(121,340)	4.04
Cancelled	(4,453)	3.77
Unvested, September 30, 2023	616,202	$3.72

During the nine months ended September 30, 2023, the Company awarded 370,039 RSUs (2022: 370,098 RSUs) with a weighted average grant date fair value of $3.42 per RSU (2022: $4.04) or approximately $1.3 million in total (2022: $1.5 million).

During the three and nine months ended September 30, 2023 and 2022, the Company has recognized $306,265 (2022: $268,238)and $956,684 (2022: $700,494), respectively, in compensation expense related to RSUs and expects to record an additional $1.1 million in compensation expense over the next 1.44 years. The unvested units of September 30, 2023 are scheduled to vest as follows:

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

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2021	10,750	$5.66
Granted	267,451	6.73
Distributed	(3,750)	3.42
Cancelled	(11,185)	5.83
Unvested, December 31, 2022	263,266	$6.77
Granted	301,035	5.80
Distributed	(12,725)	2.74
Cancelled	(3,644)	4.99
Unvested, September 30, 2023	547,932	$6.34

During the three and nine months ended September 30, 2023 and 2022, the Company has recognized $292,971 (2022: $143,640) and $801,108 (2022: $360,626), respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $2.2 million in compensation expense over the next 2.0 years. The unvested units of September 30, 2023 are scheduled to vest as follows:

Remainder of 2023	—
2024	3,500
2025	257,524
2026	276,908
2027	10,000
Total	547,932

PSUs: These PSUs vest upon completion of the performance period and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested. During the nine months ended September 30, 2023, the Company awarded 23,500 PSUs (2022: 17,500 PSUs) that had a weighted average grant date fair value of $3.67 (2022: $2.97), or $86,165 (2022: $52,048) in total.

Market-based PSUs: During the nine months ended September 30, 2023 and 2022, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the nine months ended September 30, 2023, the Company awarded 277,535 MPSUs (2022: 249,951 MPSUs) that had a weighted grant date fair value of $5.98 (2022: $6.99) per MPSU or approximately $1.65 million (2022: $1.75 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

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

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2021	29,213	$5.39
Granted	116,462	3.42
Outstanding, December 31, 2022	145,675	3.82
Granted	97,577	3.58
Distributed	(31,566)	3.77
Outstanding, September 30, 2023	211,686	$3.72

Under the Plan, the Company may issue DSUs to non-employee directors. During the three and nine months ended September 30, 2023, 14,479 (2022: 23,368) and 97,577 (2022: 100,298) share units, respectively with a fair value of $47,202 (2022: $47,203) and $349,713 (2022: $351,350) were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the unaudited condensed consolidated statements of operations.

d.	Warrants

There was a total of 200,000 warrants outstanding as of December 31, 2022 that expired on May 9, 2023.

5.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an ASAOC. The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The aggregate cost of the obligation was estimated to be approximately $7,473,805. Upon the signing of the ASAOC, the Company recorded an immediate expense of $7,473,805 and a corresponding environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. On April 13, 2023, after conducting a competitive bidding process, the Company announced it selected Iron Woman Construction and Environmental Services to conduct certain environmental improvements pursuant to the Company’s obligations under the ASAOC. The contract terms, together with scope changes, inflation and increased estimates for fuel usage related to the restoration activities, resulted in an increase to the Company’s forecasted amounts for ASAOC restoration activities and are additions during the nine -month period ended September 30, 2023. During the nine-month period ended September 30, 2023, the Company spent $8.7 million expecting to improve water quality which included moving more than 300,000 tons of legacy mine waste and tailings away from sensitive waterways on site and relocating it to areas where it can be more safely stored. Perpetua anticipates completing the majority of the early action restoration work at site by the end of 2023.

Movements in the environmental reclamation liability during the nine months ended September 30, 2023 and 2022 are as follows:

	Nine months ended September 30,
	2023	2022
Balance at beginning of period	$10,800,936	$9,888,200
Additions	604,222	898,146
Work performed on early action items	(8,650,891)	(2,920,780)
Balance at end of period	$2,754,267	$7,865,566

Current portion	$2,297,523	$5,756,965
Non-current portion	456,744	2,108,601
Balance at end of period	$2,754,267	$7,865,566

In 2021, the Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

6.Commitments and Contingencies

a.Mining Claim Assessments

The Company currently holds mining claims and mill sites for which it has an annual assessment obligation of $275,992 to maintain the claims in good standing. The Company is committed to these payments indefinitely. Related to the mining claims assessments is a $335,000 bond related to the Company’s exploration activities.

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

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of September 30, 2023, the option payments due on these properties in 2023 are $180,000, which will be paid this year. The agreements include options to extend.

d.	Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2023 and the date of this report.

e.Legal Update

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act (“CWA”) related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Corporation promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Subsequently, the Corporation filed an answer denying liability and later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the United States Forest Service (“USFS” or “Forest Service”) alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States. Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. Environmental Protection Agency (“U.S. EPA”) and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service without prejudice. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution options through court-ordered mediation.

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. This includes $4 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with full prejudice will follow after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the parties will submit a Stipulation of Dismissal with Prejudice to the court. The Company recognized an expense of $5 million during the second quarter of 2023. At September 30, 2023, CWA settlement payable current portion is $500,000 with the remaining $4,500,000 classified as long-term.

The voluntary CERCLA ASAOC entered into by the Corporation, the U.S. EPA, and the United States Department of Agriculture requires numerous early cleanup actions to occur over the next several years at the Stibnite Gold Project site (the “Stibnite Site”). Perpetua Resources Idaho, Inc. is presently developing and executing the Phase 1 early cleanup actions (known under CERCLA as “time critical removal actions”) that, after final work plan approval by the federal agencies, are designated to efficiently improve water quality in a number of areas on the Stibnite Site. Construction of time critical removal actions began in the summer of 2022, and significant progress was achieved to complete the voluntary Phase 1 Stibnite Site cleanup during the limited work season. During the nine-month period ended September 30, 2023, the Company spent $8.7 million expecting to improve water quality which included moving more than 300,000 tons of legacy mine waste and tailings away from sensitive waterways on site and relocating it to areas where it can be more safely stored. Perpetua anticipates completing the majority of the early action restoration work at site by the end of 2023.Other longer-term proposed actions relating to Project operations are being evaluated through the NEPA process.

7.Government Grants

Small Business Innovation Research (“SBIR”) Grant: In September 2022, the Company was awarded two separate funding grants from the U.S. Department of Defense (“DOD”) Defense Logistics Agency (“DLA”) totaling $200,000 to study the domestic production of military-grade antimony trisulfide. During the three and nine months ended September 30, 2023, $24,999 and $124,997, respectively, was recognized as grant income for these grants. The programs were complete in September 2023 so no additional grant income is anticipated under the program.

Defense Production Act (“DPA”) Grant: On December 16, 2022, the Company entered into an undefinitized Technology Investment Agreement (“TIA”) with the DOD - Air Force Research Laboratory for an award of up to $24,800,000 under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24,812,062. The definitized TIA did not change any other material terms of the undefinitized TIA. The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a Final Record of Decision, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant will be used primarily to reimburse the Company for certain costs incurred over the next 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. During the three and nine months ended September 30, 2023, $4,655,183 and $11,922,642, respectively, was recognized as grant income related to the TIA. The Company anticipates recognizing approximately $4,400,000 of additional grant income for the three months ended December 31, 2023. During the three and nine months ended September 30, 2023, the Company was reimbursed $6,185,455 and $10,430,060 for certain costs incurred.

DOD Ordnance Technology Consortium (“DOTC”) Grant: On August 18, 2023, the Company’s wholly owned subsidiary, Perpetua Resources Idaho, Inc., was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction authority of the DOD through the DOTC. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations.

During the three and nine months ended September 30, 2023, $2,225,509 and $2,225,509, respectively, were recognized as grant income within other income (expense) on the unaudited condensed consolidated statement of operations. No grant income was recognized during the same period in 2022. As of September 30, 2023 and December 31, 2022, grant receivable was $418,795 and $nil, respectively, and is included in receivables on the unaudited condensed consolidated balance sheets. The Company anticipates recognizing approximately $3,450,000 of additional grant income for the next three months ended December 31, 2023.

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

A total of $6,905,691 and $14,273,148 grant income was recognized within other income (expense) on the unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2023, respectively. No grant income was recognized during the same period in 2022. At September 30, 2023 and December 31, 2022, grant receivable was $1,919,706 and $50,000, respectively, and is included in receivables on the unaudited condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022 with our consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Third Quarter 2023 Highlights

●	Zero lost time incidents or reportable environmental spills.
●	Signed definitized TIA for DOD critical minerals award of $24.8 million under DPA.
●	Clean Water Act Settlement Agreement with the Nez Perce Tribe filed in the U.S. District Court for the District of Idaho.
●	Continued voluntary legacy waste cleanup and water quality improvement actions in historical Stibnite Mining District
●	Appointed Vice President of Projects to lead the Stibnite Gold Project.
●	Awarded up to $15.5 million in DOD funding to demonstrate a fully domestic antimony trisulfide supply chain.

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

The SDEIS public review period closed on January 10, 2023. Following completion of the comment period and analysis, the USFS updated the permitting schedule for the Project with a FEIS and draft Record of Decision expected by the end of 2023 and a Final Record of Decision anticipated in early 2024. The publication of the permitting schedule does not indicate any commitments on the part of the USFS regarding the content or timing of a final decision. In developing the FEIS, the USFS may select an action based on components of each of the alternatives analyzed in the SDEIS. Furthermore, the USFS is not bound by the permitting schedule and anticipated milestones may be delayed materially or not be satisfied.

Ancillary Permitting Update

The Company continued to advance work on several ancillary permits which are being progressed in parallel with the NEPA process. Recent updates include:

●	Submitted the 404 Wetlands & Compensatory Mitigation Plan application to the U.S. Army Corps of Engineers (“USACE”) in April 2023 and USACE provided a 404 permit application completeness determination in July 2023.
●	Submitted the formal request to begin the 401 Water Quality Certification process to Idaho Department of Environmental Quality (“IDEQ”) in May 2023.
●	Submitted Tailings Storage Facility (“TSF”) dam safety application to Idaho Department of Water Resources (“IDWR”) in July 2023. IDWR sent a letter of conditional approval for the Company’s Stage 1 TSF in October 2023.
●	Submitted cyanidation permit application in August 2023 to IDEQ. IDEQ issued a letter of incompleteness in September 2023 and the Company expects to resubmit an updated permit application in the fourth quarter of 2023.
●	A Final Point of Compliance determination was issued in August 2023 and the Company submitted the required groundwater sampling and well installation plans in October 2023.

Previously submitted permit applications that are continuing through the administrative process and include Clean Air Act Permit to Construct and Idaho Pollutant Discharge Elimination System industrial outfalls with IDEQ in addition to water rights with IDWR.

Department of Defense Funding

In September 2022, Perpetua Resources was awarded two funding grants of $100,000 each from the U.S. Department of Defense (“DOD”) Defense Logistics Agency (“DLA”) under DLA’s “Production of Energetic Materials and Associated Precursors” Small Business Innovation Research (“SBIR”) grant solicitation to study the domestic production of military-grade antimony trisulfide, an essential component in ammunition and dozens of other defense materials. As described in the grant’s objective, the program is focused on reducing “foreign reliance and single points of failure for the domestic manufacturing of energetic materials” through the development of a domestic source. After a competitive review process, Perpetua Resources was awarded SBIR Phase 1 funding of $100,000 each for both programs. Under the DLA grants, Perpetua Resources evaluated whether antimony from the Stibnite Gold Project can meet military specifications (“Mil-Spec”) and also evaluated alternate methods for synthesizing antimony trisulfide. Phase 2 funding could be made available for more advanced stage pilot-scale testing within the next year. Together, the Phase 1 and Phase 2 programs could confirm the Project’s ability to provide the domestic antimony source needed to meet the defense procurement demand and support commercial markets. During the three and nine months ended September 30, 2023, $24,999 and $124,997, respectively, was recognized as grant income for these grants. The programs were complete in September 2023 and no further grant income is anticipated under these grants.

In December 2022, Perpetua Resources was awarded a TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million. The definitized TIA did not change any other material terms of the undefinitized TIA. The funding objective of the TIA, issued by the Air Force Research Laboratory, is to complete environmental and engineering studies necessary to obtain a FEIS, a Final Record of Decision, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. The DPA funding allows the Company to advance the construction readiness of the Stibnite Gold Project while the Company continues through the ongoing permitting process, led by the USFS. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred over 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The DPA funding does not interrupt the ongoing NEPA review process. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. Perpetua Resources is evaluating other U.S. government funding opportunities, including programs available through the DOD. During the three and nine months ended September 30, 2023, $4,655,183 and $11,992,642 respectively, was recognized as grant income related to the TIA. The Company anticipates recognizing approximately $4,400,000 of additional grant income over the next three months. During the nine months ended September 30, 2023, the Company was reimbursed $10,430,060 for certain costs incurred.

On August 18, 2023, the Company’s wholly owned subsidiary, Perpetua Resources Idaho, Inc. was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction authority of the DOD through the DOD Ordnance Technology Consortium (“DOTC”). The OTIA will build on research conducted under a previously announced Small Business Innovation Research Grant. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. During the three and nine months ended September 30, 2023, $2,225,509 and $2,225,509, respectively, was recognized as grant income related to the OTIA. The Company anticipates recognizing approximately $3,450,000 of additional grant income over the next three months.

Construction Readiness Activities

The Company is advancing construction readiness activities in parallel with the permitting process and these activities are reimbursable under the DPA funding outlined above. In the third quarter of 2023, Perpetua:

●	Appointed Vice President of Projects to lead the Stibnite Gold Project;
●	Continued project execution planning and scheduling;
●	Continued construction manager general contractor contract negotiations with Ames Construction, while advancing constructability reviews, value engineering studies, and detailed engineering for the Burntlog Route, the Company’s proposed access route, with Ames and the road design consultants; and,
●	Continued power line detailed scoping and engineering with Idaho Power, who has now engaged Kiewit, and identified long-lead items required for power line construction.

Nez Perce Tribe Litigation Settlement

On August 8, 2023, the Company and the Nez Perce Tribe (“Parties”) filed a final Settlement Agreement (“Settlement Agreement”) to resolve a Clean Water Act (“CWA”) lawsuit brought by the Nez Perce Tribe in 2019. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period, which includes $4 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed, and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Perpetua intends to fund these payments from cash on hand or funds expected to be raised in connection with construction of the Project. Following a 45-day review period by the United States Justice Department and the U.S. Environmental Protection Agency (the “U.S. EPA”), the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with full prejudice will follow after completion of Perpetua’s required payments.

See Note 6(e) to the Interim Financial Statements for the three and nine months ended September 30, 2023 for more information regarding the CWA lawsuit and the terms of the settlement.

Inflation

The U.S. inflation rate increased throughout 2022 and into 2023 but has begun to stabilize in 2023. These inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and personnel, which in turn cause our capital expenditures and labor costs to rise, including the estimated costs to complete the ASAOC environmental reclamation work. In particular, on April 13, 2023, after conducting a competitive bidding process, the Company announced it selected Iron Woman Construction and Environmental Services to conduct certain environmental improvements pursuant to the Company’s obligations under the ASAOC. The bid, together with scope changes, inflation and increased estimates for fuel usage related to the restoration activities, resulted in an increase to the Company’s forecasted amounts for ASAOC restoration activities in the nine months ended September 30, 2023. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could adversely affect our business.

Liquidity

The Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted in the first quarter of 2024. Although the Company’s current capital resources and liquidity include $24.8 million in funding awarded under the TIA pursuant to Title III of the DPA, such funding is available only for the specified costs related to permitting, environmental baseline data monitoring, environmental and technical studies, and advancing construction readiness and is not available to fund the Company’s costs under its ASAOC obligations and certain corporate expenses, including under the Settlement Agreement. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting and environmental monitoring activities on the current timeline as well as additional liquidity to begin advancing construction readiness into 2024, due to costs of the ASAOC restoration obligations, payment obligations under the Settlement Agreement and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. See “—Liquidity and Capital Resources” for more information.

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” section.

Results of Operations

Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
EXPENSES
Corporate salaries and benefits	$393,656	$453,330	$1,205,824	$1,281,617
Depreciation	23,846	15,318	59,548	41,654
Directors’ fees	30,158	92,874	310,268	445,348
Exploration	8,664,205	4,589,966	20,683,257	13,456,304
Environmental liability expense	22,285	232,776	604,222	898,146
CWA settlement expense	—	—	5,000,000	—
General and administration	160,264	187,733	454,543	570,355
Professional fees	230,243	223,160	875,327	1,474,356
Shareholder and regulatory	91,177	142,984	388,307	418,050
OPERATING LOSS	9,615,834	5,938,141	29,581,296	18,585,830

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative	—	(6,021)	(1,732)	(100,766)
Foreign exchange loss (income)	12,571	(7,136)	15,193	26,210
Grant income	(6,905,691)	—	(14,273,148)	—
Interest income	(92,620)	(170,658)	(418,670)	(254,683)
Total other loss (income)	(6,985,740)	(183,815)	(14,678,357)	(329,239)

NET LOSS	$2,630,094	$5,754,326	$14,902,939	$18,256,591

Net Loss

Net loss for the three months ended September 30, 2023 was $2.6 million compared with a net loss of $5.8 million for the three months ended September 30, 2022. This $3.2 million decrease compared to the prior year period was primarily attributable to a $6.9 million increase in grant income, partially offset by an increase of $4.1 million in exploration expense. Net loss for the nine months ended September 30, 2023 was $14.9 million compared with a net loss of $18.3 million for the nine months ended September 30, 2022. This $3.4 million decrease compared to the prior year period was primarily attributable to a $14.3 million increase in grant income, a $0.6 million decrease in professional fees and a $0.3 million decrease in environmental liability expense. These changes were offset by $5.0 million recognized in the 2023 period for CWA settlement expense and an increase of $7.2 million in exploration expense. As noted above, for the nine months ended September 30, 2023, the Company’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the three and nine months ended September 30, 2023 were 13% and 6% lower than the 2022 comparative periods due to lower share-based compensation.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units). This expense for the three and nine months ended September 30, 2023 was 68% and 30% lower than the 2022 comparative periods due to lower share-based compensation.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations, engineering, permitting, environmental, legal and sustainability costs. The Company’s exploration expenses of $8.7 million during the three months ended September 30, 2023 were $4.1 million, or 89%, higher than the three months ended September 30, 2022 primarily due to a $3.4 million increase in engineering and a $0.4 million increase in field operations and drilling support. The Company’s exploration expenses of $20.7 million during the nine months ended September 30, 2023 were $7.2 million, or 54%, higher than the nine months ended September 30, 2022 primarily due to a $4.9 million increase in engineering, $1.4 million increase in permitting, and a $0.6 million increase in consulting and labor cost.

Additional details of expenditures incurred are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Consulting and labor cost	$1,582,265	$1,358,601	$4,612,015	$4,049,676
Engineering	3,664,528	229,049	5,411,118	527,519
Environmental and reclamation	52,686	22,631	134,453	111,012
Field operations and drilling support	840,814	490,152	1,940,037	1,508,714
Legal and sustainability	362,718	468,120	1,284,819	1,309,780
Permitting	2,161,194	2,021,413	7,300,815	5,949,603
TOTAL EXPLORATION	$8,664,205	$4,589,966	$20,683,257	$13,456,304

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the three and nine months ended September 30, 2023, the total cost estimate to complete Phase 1 early cleanup actions decreased $0.2 million and $0.3 million, respectively over the same periods in 2022 driven by lower estimated increases in the current period for the remaining work to be performed. During the three months ended September 30, 2023, the estimated cost to complete was increased by $22,285 driven by slightly higher fuel prices. As of September 30, 2023, the estimate for the remaining environmental liability was $2.8 million, most of which is expected to be incurred in the three months ended December 31, 2023.

CWA Settlement Expense

This expense relates to the settlement with the Nez Perce Tribe to resolve the CWA litigation. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. The Company recognized $5.0 million in the second quarter of 2023 for this settlement.

General and Administrative

This expense is predominantly insurance policies for the U.S. offices. This expense for the three and nine months ended September 30, 2023 was 15% and 20% lower than the 2022 comparative periods primarily due to lower insurance premiums.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. This expense for the three and nine months ended September 30, 2023 was 3% higher and 41% lower than the 2022 comparative periods with the decrease driven by lower legal and accounting fees. During the first quarter 2022, higher legal fees were incurred to support the Company’s transition to a U.S. Domestic Issuer.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. This expense for the three and nine months ended September 30, 2023 was 36% and 7% lower than the 2022 comparative periods primarily due to a larger number of public Company filings in the third quarter of 2022 resulting in higher fees.

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

Foreign Exchange Loss

Changes in foreign exchange are driven by the change in value of the Canadian Dollar compared to the U.S. Dollar and the impact the change has on transactions associated with the Corporation’s Canadian dollar denominated balances. The impact was less in the three and nine month periods ended September 30, 2023 compared to the same periods of 2022 primarily due to less cash being held in Canadian currency during the 2023 period.

Grant Income

This income results from funding grants awarded to the Company from the DOD to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income increased $6.9 million and $14.3 million for the three and nine months ended September 30, 2023, compared to the previous year as the grants were awarded in September 2022, December 2022 and August 2023. No grant income was recognized during the same periods in 2022.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income decreased $78,038 in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of lower cash balances and increased $163,987 in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as a result of higher interest rates in the first nine months of 2023.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of September 30, 2023, Perpetua Resources had cash and cash equivalents totaling approximately $7.1 million, approximately $3.3 million in other current assets and $6.0 million in trade and other payables. As of October 31, 2023, Perpetua Resources had cash and cash equivalents totaling approximately $2.7 million.

In August 2021, the Corporation completed a public offering for total gross proceeds of $57.5 million to be used to continue permitting, early restoration and field operations, engineering and design and general corporate purposes. In December 2022, the Corporation was awarded a TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred over 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project, which includes reimbursement of employee wages for activities included in the scope of the TIA. During the three and nine months ended September 30, 2023, $4.7 million and $11.9 million was recognized as grant income related to the TIA. The Company anticipates recognizing approximately $4.4 million of additional grant income over the next three months. During the three and nine months ended September 30, 2023, the Company was reimbursed $6.2 million and $10.4 million for certain costs incurred and received reimbursement of an additional $1.5 million in November 2023 with respect to expenses incurred in the three and nine months ended September 30, 2023.

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

Although the Company’s current capital resources and liquidity include $24.8 million in funding awarded under the TIA pursuant to Title III of the DPA, such funding is available only for the specified costs described above and is not available to fund the Company’s costs under its ASAOC obligations and certain corporate expenses, including payments under the Settlement Agreement. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting on the current timeline as well as additional liquidity to begin advancing construction readiness into 2024, due to costs of the ASAOC restoration obligations and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof.

The Company’s latest liquidity forecast indicates that available cash resources for expenses not eligible for reimbursement under the DPA funding are expected to be exhausted in the first quarter of 2024. In addition, the Company’s payment obligations under the Settlement Agreement will commence in the first half of 2024. The Company intends to fund these payments from cash on hand or funds expected to be raised in connection with construction of the Project. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20 million. As of September 30, 2023, $20 million remained available under the program. Subsequent to September 30, 2023 and as of October 27, 2023, the Company sold 65,375 common shares in exchange for net proceeds of approximately $235,234. Future sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise additional funds under the program, at acceptable share prices or at all.

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

Our anticipated expenditures for the fiscal year 2023 are approximately $37.7 million, of which approximately $16.3 million are expected to be funded from the DPA reimbursements and the remainder from cash on hand. These expenditures include an estimated $10.5 million to fund permitting of the Stibnite Gold Project, $9.3 million for general corporate purposes and administrative costs, $5.4 million for engineering and design work and $12.5 million to advance early restoration under the ASAOC and continue field operations. These costs are subject to change due to cost over-runs, delays or other unbudgeted events, such as effects of inflation. Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which is estimated to be approximately $1,263 million according to the TRS.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act (“CWA”) related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Corporation promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Subsequently, the Corporation filed an answer denying liability and later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the United States Forest Service (“USFS” or “Forest Service”) alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States. Pursuant to the terms of the voluntary ASAOC executed in January 2021 with U.S. Environmental Protection Agency (the “U.S. EPA”) and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service without prejudice. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution options through court-ordered mediation. On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. This includes $4 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with full prejudice will follow after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the parties will submit a Stipulation of Dismissal with Prejudice to the court.

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

	Proposed Use of	Updated Use of	Actual Use of	Remaining to be
Expense Category (in Millions)	Proceeds	Proceeds	Proceeds	Spent/Difference (ii, iii)
Permitting	$21.0	$11.0	$11.4	$(0.4)
General Corporate Purposes(i)	20.1	25.3	20.8	4.5
Early Restoration & Field Operations	7.9	17.0	15.5	1.5
Engineering & Design	5.3	1.0	1.9	(0.9)
	$54.3	$54.3	$49.6	$4.7
(i)	Funds for general corporate purposes may be allocated for corporate expenses, business development and legal expenses.
(ii)	The remaining funds for Permitting and Engineering are negative as of September 30, 2023 due to a lag in DPA reimbursement for these expenses.
(iii)	Remaining to be spent is lower than actual cash balance due to use of proceeds being presented on an accrual basis.

None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities, to any other affiliates or to others.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the nine months ended September 30, 2023, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

3.3	Certificate of Change of Name (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
3.4	Amendment to Articles, dated May 25, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2022).
4.1	Description of Common Shares (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 12, 2022).
10.1*#	Technology Investment Agreement between the United States of America and Perpetua Resources Idaho, Inc., as modified as of July 25, 2023.
10.2*+	Employment Agreement between Michael Wright and Perpetua Resources Idaho, Inc.
10.3	Form of Indemnity Agreement.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Compensatory plan or agreement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
#	Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2023	PERPETUA RESOURCES CORP.

	By:	/s/ Laurel Sayer
	Name:	Laurel Sayer
	Title:	President, Chief Executive Officer and Director