Form 10-K
period 2023-12-31
PERPETUA RESOURCES CORP.
filed 2024-03-26
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter 2023, was $140,905,338.

The registrant had 64,123,456 common shares outstanding as of March 8, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders, to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report. These factors include, but are not limited to, the following:

●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due and to continue as a going concern;
●	access to capital and suitable financing sources to fund the exploration, permitting, development and construction of the Project;
●	permitting timelines and requirements, including with respect to the timing and outcome of the Final Environmental Impact Statement (“FEIS”), the draft Record of Decision, the Final Record of Decision and other permitting processes;
●	the intended environmental and other outcomes of the Fund (as defined below) related to the Nez Perce Tribe’s Clean Water Act (“CWA”) lawsuit, good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project and the anticipated source of funding of the Company’s payments required under the Settlement Agreement (as defined below);
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	timing, costs and potential success of future activities on the Company’s properties, including but not limited to development and operating costs in the event that a production decision is made;
●	potential results of exploration, development and environmental protection and remediation activities;
●	future outlook and goals;

●	current or future litigation or environmental liability;
●	global economic, political and social conditions and financial markets, including inflationary pressures and elevated interest rates;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	loss of key executives or inability to hire or retain key executives or employees to support the construction, permitting and operations;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Annual Report.

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

POx means pressure oxidation.

2016 PRO means the PRO that was filed by the Company with the U.S. Forest Service in September 2016.

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

The Corporation’s subsidiaries’ property holdings at the Stibnite Gold Project are comprised of a contiguous package of unpatented federal lode claims, unpatented federal mill sites, patented lode mining claims and patented mill sites. As of December 31, 2023, this land position encompassed approximately 11,548 hectares held in 1,672 unpatented lode claims and mill sites and patented land holdings. A subsidiary of the Corporation acquired these rights through a combination of purchases and transactions and staking under the 1872 Mining Law and holds a portion under an option agreement. Bureau of Land Management claim rental payments and filings are current as of the date of this filing and the claims are all held in good standing. During the years ended December 31, 2022 and December 31, 2023, 53 of the Corporation’s unpatented lode mining claims were relinquished and re-staked with 205 unpatented mill sites over areas non-mineral in character and suitable for mill sites should a development decision be made. Normal maintenance and upkeep of the Project infrastructure continued during the year.

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

The SDEIS public review period closed on January 10, 2023. On January 1, 2024, the USFS released an updated schedule for the Project. Based on the updated schedule, the Company anticipates that the USFS will publish a FEIS and a Draft Record of Decision in the second quarter of 2024 and a Final Record of Decision (“ROD”) in the fourth quarter of 2024. The publication of the permitting schedule does not indicate any commitments on the part of the USFS regarding the content or timing of a final decision. In developing the FEIS, the USFS may select an action based on components of each of the alternatives analyzed in the SDEIS. Furthermore, the USFS is not bound by the permitting schedule and anticipated milestones may be delayed materially or not be satisfied. We continue to work on obtaining the required ancillary permits in parallel with the agency’s timeline.

Our project is subject to ongoing litigation and could face further litigious challenges in the future. To address historical legacy impacts at the site of the Stibnite Gold Project, Perpetua Resources has voluntarily entered into an Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the United States Environmental Protection Agency (the “U.S. EPA”) and the United States Department of Agriculture, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. Finalized on January 15, 2021, the ASAOC provides for a number of time critical removal actions (early cleanup actions) designed to improve water quality in several areas of the site. Upon signing of the ASAOC, the aggregate cost of the obligation was estimated to be approximately $7,473,805. In 2021, 2022 and 2023, the total cost estimate to voluntarily address environmental conditions increased to $17,661,435 due to scope changes, inflation and higher fuel prices. As of December 31, 2023, the corresponding environmental liability was estimated to be $764,607. See also Note 9 to the Consolidated Financial Statements.

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

Employees

At December 31, 2023, the Corporation had 33 full time employees and 2 part time employee. 32 employees were directly related to the mineral development activities of the Stibnite Gold Project and the remaining 3 employees were focused on executive management, investor relations and administrative support of the Corporation. A total of 29 employees were employed in Idaho with many of the Perpetua Resources team working remotely. The Corporation also contracts out certain activities with specific skills to assist with various aspects of the Project.

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

Environmental, Social and Governance (“ESG”)

Our commitment to ESG practices is a core part of our business and has been since our inception, as formalized by our ESG Policy. We seek to guide our operations with responsible and sustainable mining practices and incorporate strong corporate governance values and stakeholder engagement into our business. We engage regularly with key stakeholders and other interested parties, which allows us to better understand their interests, perspectives, and needs. We also believe in both transparency and accountability as key attributes of our governance strategy and seek to deliver information in an open and consistent manner, as denoted by our 2022 Sustainability Report. Our commitment to ESG is also incorporated into our conservation principles which govern the development of our Project and, ultimately, our operations.

Our ESG Policy, Sustainability Roadmap and our 2022 Sustainability Report can be found on the Company’s website. Information on our website is neither part of, nor incorporated into, this Annual Report on Form 10-K.

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

Year	High	Low	Average
2019	$1,546	$1,270	$1,392
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,801
2023	$2,078	$1,811	$1,943
2024 (through March 1)	$2,078	$1,985	$2,030

Data Source: www.kitco.com

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies. These provisions include:

●	an exemption from the auditor attestation requirement in the assessment of the effectiveness of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and
●	reduced disclosure about our executive compensation arrangements.

We will continue to be an emerging growth company until the earliest of:

●	the last day of our fiscal year in which we have total annual gross revenues of $1.235 billion (as such amount is indexed for inflation every five years by the SEC to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest $1.0 million) or more;
●	the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933 (“Securities Act”);
●	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; or
●	the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates (or public float) exceeds $700.0 million as of the last day of our second fiscal quarter in our prior fiscal year.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our shareholders may be different than what you might receive from other public reporting companies in which you hold equity interests.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including Perpetua, that file electronically with the SEC. We are also subject to requirements of the applicable securities laws of Canada, and documents that we file with the Canadian Securities Administrators may be found at www.sedarplus.ca.

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

We have limited financial resources. We will need external financing to develop and construct the Project and to complete the permitting process. Although the Company’s current capital resources and liquidity include up to $24.8 million in funding awarded in December 2022 under the TIA pursuant to Title III of the DPA  and an additional $34.6 million conditionally awarded in February 2024, such funding is available only for the specified costs related to permitting, early restoration activities and advancing construction readiness and is not available to fund the Company’s costs pursuant to its ASAOC obligations and certain corporate expenses. The Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted in the fourth quarter of 2024.We expect to incur other costs in the foreseeable future that are not eligible for DPA funding reimbursement and may incur unanticipated increases to costs under our ASAOC obligations as a result of inflation, fuel or labor costs or other factors. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. Although the Company entered into the Sales Agreement with respect to an ATM Offering, sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise funds under the program, at acceptable share prices or at all. If additional financing is not secured before the fourth quarter of 2024, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts.

Our funding under the TIA is subject to certain conditions, limitations and ongoing obligations. If we fail to satisfy these conditions, we may be unable to obtain all of the funding allocated to Perpetua Resources or may be required to disgorge such funds.

In December 2022, Perpetua Resources was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. If we fail to satisfy these conditions, we will be unable to obtain remaining funds available under the TIA and, under certain circumstances, could be required to disgorge funds already paid. On February 12, 2024, the Corporation announced a conditional award of up to $34.6 million in additional funding under the TIA. Full funding of the additional award is conditioned on modifying the existing TIA to expand the in-scope work for advancing permits and construction readiness and to extend the outside date to June 30, 2025. The amendment will not change any other material terms of the definitized TIA. The modification is anticipated to be completed in the first quarter of 2024, however, there is no assurance that the Corporation will be able to finalize the amendment on the expected timeline or at all.

Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project until December 31, 2024. The funds may be used only for the purposes specified in the TIA and are not available to the Corporation for general corporate purposes other than those specified. Furthermore, the TIA contains limitations on the Corporation’s ability to share or sell certain assets, interests or technology to foreign counterparties, which may limit the Corporation’s ability to raise funding from foreign sources or capitalize on business opportunities with foreign companies.

We do not currently have sufficient funds or committed financing necessary to commence construction of the Project, and we may be unable to raise the necessary funds.

Based on the updated schedule published by the USFS in January 2024, the Company anticipates that the USFS will publish a FEIS and a DROD in the second quarter of 2024 and a Final ROD in the fourth quarter of 2024. We have commenced pre-construction engineering and other preparations and, if the DROD and ROD are received on the anticipated schedule, we would seek to commence construction in 2025. According to the TRS, as of December 31, 2020, the total initial capital cost estimate for the Project was approximately $1,263 million. Although we have not updated our capital cost estimates as of December 31, 2023, based on significant inflation and increased financing costs since 2020, we expect the actual cost estimates to be higher than the 2020 estimate. These cost estimates may change materially due to inflation, competition or other unforeseen challenges at the Project site.

We do not currently have sufficient funds or committed financing to commence construction of the Project. Our ability to obtain sufficient funds or committed financing may be impacted by various factors, including, but not limited to, our ability to raise additional funds at acceptable rates or at all; unfavorable interest rates; the incurrence of additional debt, which may be subject to certain restrictive covenants; restrictions on our use of government funding (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Department of Defense Funding); dilution resulting from additional equity financing (see Item 1A. Risk Factors – Global financial markets can have a profound impact on the global economy in general and on the mining industry in particular); our ability to control certain property as a result of our entry into joint ventures or other similar arrangements; and the loss of certain economic benefits of our property as a result of our entry into royalty agreements.

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

Perpetua Resources has a relatively small staff and depends upon its ability to hire consultants with the appropriate background and expertise. Perpetua Resources’ inability to hire the appropriate consultants at the appropriate time could adversely impact Perpetua Resources’ ability to advance its exploration and permitting activities. For example, Perpetua Resources will need to hire additional staff and consultants in order to commence construction of the Project. See section Item 1A, Risk Factors - Perpetua Resources faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and Perpetua Resources may not be able to effectively compete.

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

Information concerning our mining properties in Item 2, Properties has been prepared in accordance with the requirements of S-K 1300. A mineral is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining, processing and selling the mineral. Mineral reserve and mineral resource estimates of the gold, silver and antimony in our mining properties are based on many factors, including engineering, economic and geological data assembled and analyzed by internal staff and third parties, which includes various engineers and geologists, the area and volume covered by mining rights, assumptions regarding extraction rates and duration of mining operations, and the quality of in-place mineral reserves and mineral resources. The mineral reserve and mineral resource estimates as to both quantity and quality are updated from time to time to reflect, among other matters, new data received. According to the TRS, as of December 31, 2020, the total initial capital cost estimate for the Project was approximately $1,263 million. The Corporation has not updated its capital cost estimates as of December 31, 2023, however, based on significant inflation and increased financing costs since 2020, the Corporation expects the actual cost estimates to be higher than the 2020 estimate. These cost estimates may change materially due to inflation, competition or other unforeseen challenges at the Project site.

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

Our mining, exploration, and development operations, and the permits required for such activities, may be subject to legal challenges at the international, federal, state, and local level by various parties. Such legal challenges may allege non-compliance with laws and regulations. For example, in August 2019, the Nez Perce Tribe filed a complaint in the United States District Court for the District of Idaho seeking to hold the Corporation responsible for alleged violations of the CWA through declaratory and injunctive relief. Following the execution of the voluntary ASAOC with the U.S. EPA and the United States Department of Agriculture, the Corporation and the Nez Perce Tribe agreed to stay the litigation and explore alternative dispute resolution through court-ordered mediation. The mediation effort was successful, and the Corporation and the Nez Perce Tribe filed the Settlement Agreement and Stipulation for Dismissal with the United States District Court on August 8, 2023 and the case was dismissed without prejudice on October 2, 2023. Under the Settlement Agreement, a dismissal with full prejudice will follow after completion of our required payments. Once we have satisfied our payment obligations under the Settlement Agreement, the parties will submit a Stipulation of Dismissal with Prejudice to the court.

Legal challenges such as described may result in adverse impacts to our planned operations such as increased defense costs, the performance of additional mitigation and remedial activities, or significant delays to our Project. We may also be subject to more localized opposition, including efforts by environmental groups, which could attract negative publicity or have an adverse impact on our reputation.

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

Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor, regulatory and societal expectations regarding voluntary and mandatory ESG-related disclosures may result in increased costs, reduced profits, increased investigations and litigation, negative impacts on our stock price and reduced access to capital.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, certain statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Mandatory ESG-related disclosure is also emerging as an area where we may be, or may become, subject to required disclosures in certain jurisdictions, and any such mandatory disclosures may similarly necessitate the use of hypothetical, projected or estimated data, some of which is not controlled by us and is inherently subject to imprecision. Disclosures reliant upon such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, while we may announce various voluntary ESG targets in the future, due to our status as a development stage company, such targets are aspirational. Also, we may not be able to meet such targets in the manner or on such a timeline as initially contemplated and we cannot guarantee that such targets will improve our ESG profile, including, but not limited to, as a result of unforeseen costs or technical difficulties associated with achieving such results. Further, despite any voluntary actions, we may receive pressure from certain investors, lenders, employees or other groups to adopt more aggressive ESG-related targets or policies, but we cannot guarantee that we will be able to implement such targets because of potential costs or technical or operational obstacles. Furthermore, we could be criticized by various anti-ESG stakeholders for the scope of our ESG-related goals or policies, our strategic choices regarding ESG matters as they may impact our operations now or in the future, or for any revisions to the same, as well as initiatives we may pursue or any public statements we may make. We could be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative or administrative treatment) or consumers (such as boycotts or negative publicity campaigns), which could adversely affect our reputation, business, financial performance, market access and growth.

Some capital markets participants are increasingly using certain components of ESG as a factor in their assessments, which could impact our cost of capital or access to financing. There has also been an acceleration in investor demand for ESG investing opportunities, and many institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG-focused investments. As a result, there has been a proliferation of ESG-focused investment funds and market participants seeking ESG-oriented investment products. There has also been an increase in third-party providers of company ESG ratings and rankings, and an increase in ESG-focused voting policies among proxy advisory firms, portfolio managers, and institutional investors. For example, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such ratings, rankings and voting policies, they often differ based on the provider and the data they prioritize and they are continually changing. However, such ratings, rankings and voting policies may be used by some investors to inform their investment and voting decisions. Additionally, certain investors may use these ratings or rankings to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score rating or ranking as a reputational or other factor in making an investment decision. Consequently, unfavorable ESG ratings could lead to increased negative investor sentiment toward us and could impact our stock price and access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely impact our business. Furthermore, there has recently been backlash from certain governments and investors against ESG funds and investment practices has resulted in increased scrutiny and withdrawals from such funds. Such backlash has also resulted in “anti-ESG” focused activism and investment funds, which may result in additional strains on our resources. If we are unable to meet the often conflicting ESG standards or investment, lending, ratings, or voting criteria and policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, we may face increased ESG- or anti-ESG-focused activism, our cost of capital may increase, and our reputation may also be negatively affected.

Our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of, among other things, any failure to meet our ESG plans or targets or stakeholder perceptions of statements made by us, our employees and executives, agents, or other third parties or public pressure from investors or policy groups to change our policies. Furthermore, public statements with respect to ESG matters—for example, emission reduction goals, other environmental targets, or other commitments addressing certain social issues—are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. We may face increased litigation risk from private parties and governmental authorities related to our ESG efforts. Additionally, any such alleged claims of greenwashing against us or others in our industry could lead to negative sentiment and the diversion of investment. To the extent that we are unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources to rebuild our reputation.

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

While the price of gold has recently been strong, there can be no assurance that gold prices will remain at such levels or be such that the Project, and any future operations in which Perpetua Resources has a direct or indirect interest, will be mined at a profit. Some credible industry experts are predicting that gold will continue to increase in price during 2024 and the next several years. However, other credible industry experts expect that the price of gold has generally peaked during the recent pandemic and resulting economic crisis, and that as economies slowly recover over the next few years, the price of gold will decrease and be worth much less per ounce than it is today.

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

Many industries, including the precious metal mining industry, are impacted by global market conditions. Some of the key impacts of financial market turmoil can include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global and specifically mining equity markets, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A slowdown in the financial markets or other economic conditions, including but not limited to, reduced consumer spending, increased unemployment rates, deteriorating business conditions, inflation, deflation, volatile fuel and energy costs, increased consumer debt levels, lack of available credit, lack of future financing, a prolonged recession, changes in interest rates and tax rates may adversely affect the Corporation’s growth and profitability potential. Specifically:

●	A global credit/liquidity crisis, or a significant increase in interest rates, could impact the cost and availability of financing and Perpetua Resources’ overall liquidity;
●	The volatility of gold and other potential by-product prices may impact Perpetua Resources’ future revenues, profits and cash flow;
●	Volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and
●	The devaluation and volatility of global stock markets impacts the valuation of the Corporation’s equity securities, which may impact its ability to raise funds through the issuance of equity.

Longstanding legal certainty about aspects of the 1872 Mining Law is being challenged in Federal Court.

A changing legal environment and court rulings related to the use of unpatented lode mining claims now being reviewed in federal courts may cause the Corporation to make modifications to its current claims management program and strategy.

On July 31, 2019, the U.S. District Court for the District of Arizona issued a decision vacating the Forest Service’s approval of the plan of operations for the proposed Rosemont Mine. See Center for Biological Diversity et al. v. United States Fish and Wildlife Service et al. (the “Rosemont” case). The District Court found that the Forest Service erred when it applied its surface management regulations to approve the proposed mine’s tailings storage facility and waste rock dumps on National Forest lands. According to the District Court, the agency should have considered those facilities under its special use permit regulations. The Forest Service made that error, according to the court, because it did not confirm under the Mining Law that the unpatented mining claims under the ancillary facilities were “valid,” as defined by the court. The outcome of the District Court’s reasoning is that only activities on “valid” claims are regulated under the Forest Service mining regulations, and ancillary facilities require a special use permit.

The decision was appealed and on May 12, 2022, a split Ninth Circuit panel remanded the case back to the Forest Service for such further proceedings as it deems appropriate, including application of 36 CFR 228 subpart A to Rosemont’s plan of operation, guided by the Court’s ruling that Section 612 of the Surface Resources and Multiple Use Act of 1955 grants no rights beyond those granted by the 1872 Mining Law. The majority opinion expressly refrained from further interpretation regarding application of the 36 CFR 228A, 36 CFR 251 or other Forest Service regulations in advance of the Forest Service further considering and developing the project record regarding the specifics of the Rosemont plan of operations. In December 2022, the Rosemont defendant announced it would not appeal the Ninth Circuit’s decision.

The Corporation closely followed the Rosemont proceedings and is following other Mining Law litigation currently pending in the United States Court of Appeals for the District of Columbia. During the pendency of the Rosemont proceedings, the Corporation directed a thorough analysis of its claims management program to support the Project Plan of Restoration and Operations. Notwithstanding that neither the validity of the 36 CFR 228 subpart A regulations was challenged in the Rosemont case nor their application to approval of the Rosemont plan of operations were reviewed by the federal courts, the Corporation’s claims management program and strategy was adjusted during the years ended December 31, 2022 and December 31, 2023 relinquishing 53 of the Corporation’s unpatented lode mining claims and re-staking with 205 unpatented mill sites over areas non-mineral in character and suitable for mill sites should a development decision be made.

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

Furthermore, while we generally must comply with Section 404 of Sarbanes-Oxley for our fiscal year ended December 31, 2023, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of the Exchange Act. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event the independent registered public accounting firm concludes that there is one or more material weaknesses in the effectiveness of our internal control over financial reporting. Compliance with these requirements may strain our resources, increase our costs and use significant management time and resources, and we may be unable to comply with these requirements in a timely or cost-effective manner.

For as long as we are an “emerging growth company,” or a “smaller reporting company” we will not be required to comply with certain reporting requirements that apply to some other public companies, and such reduced disclosures requirement may make our Common Shares less attractive.

As an “emerging growth company” as defined in the JOBS Act, we may take advantage of exemptions from certain disclosure requirements applicable to other public companies that are not emerging growth companies. We are an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1.24 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

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

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have either: (i) a public float of less than $250.0 million, or (ii) annual revenues of less than $100.0 million during the most recently completed fiscal year and: (A) no public float, or (B) a public float of less than $700.0 million. In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

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

Paulson & Co. Inc. (“Paulson”) holds in the aggregate 38.6% of the outstanding shares in Perpetua as of March 1, 2024. Accordingly, Paulson will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Paulson may be able to approve such matters itself. The concentration of ownership of the common shares by Paulson may: (i) delay or deter a change of control of the Corporation; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Corporation; and (iii) affect the market price and liquidity of the common shares. Pursuant to the terms of the investor rights agreement dated March 17, 2016, as amended and restated on March 17, 2020, Paulson has the right to designate two Board members so long as Paulson holds not less than 20% of our common shares and the right to designate one Board member so long as Paulson holds not less than 10% of our common shares. Andrew Cole and Marcelo Kim are Paulson’s nominees to the Board and Marcelo Kim was appointed Chairman of our Board in March of 2020.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2023. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

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

System security vulnerabilities, data breaches, and cyber-attacks could compromise proprietary or otherwise sensitive information or disrupt operations, which could adversely affect Perpetua Resources’ business, reputation, operations, and stock price.

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

We have experienced cybersecurity incidents but have not suffered any material adverse impacts to our business and operations as a result of such incidents. No security measure is infallible. Our facilities and systems, and those of our third-party service providers, have been subject to certain cybersecurity incidents and are vulnerable to future adverse events. We may also identify previously undiscovered instances of security breaches or bad actors with present access to our systems.

In addition, as a general matter, the frequency and magnitude of cyber-attacks is increasing and attackers have become more sophisticated. Cyber-attacks are similarly evolving and include without limitation use of malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. The Corporation may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognizable until deployed. We may also be unable to investigate or remediate incidents as attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Furthermore, any security breaches such as misappropriation, misuse, leakage, falsification, accidental release or loss of information contained in the Corporation’s information technology systems including personnel and other data that could damage its reputation, trigger reporting or other requirements under material contracts and require the Corporation to expend significant capital and other resources to remedy any such security breach. Insurance held by the Corporation may mitigate losses, however, in any such events or security breaches, such insurance coverage may not be sufficient to cover any consequent losses or otherwise adequately compensate the Corporation for any disruptions to its business that may result, including loss or disruption of a material contract resulting from such breach. Insurance coverage may also be entirely unavailable. The occurrence of any such events or security breaches could have a material adverse effect on the business of the Corporation. In particular, a cybersecurity incident resulting in a security breach or failure to identify a security threat could disrupt our business and could result in the loss of sensitive, confidential information or other assets, as well as an inability to complete transactions, litigation including individual claims or class actions, regulatory enforcement, violation of privacy or securities laws and regulations, and remediation costs, all of which could materially impact our reputation, operations, or financial performance.

There can be no assurance that these events and/or security breaches will not occur in the future or not have an adverse effect of the business, reputation, results of operations, and financial condition of the Corporation.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Information systems and other technologies, including those related to the Corporation’s information and operational technology systems, and its technical and environmental data, are an important part of the Corporation’s business activities. We must comply with certain elevated contractual requirements, including those related to adequately safeguarding controlled unclassified information and reporting cybersecurity incidents to the United States Department of Defense (“DOD”). We continue to implement cybersecurity processes designed to align with DOD requirements, instructions and guidance and work with the DOD as needed to assess cybersecurity risk and on policies and practices aimed at mitigating these risks. Accordingly, the Company maintains processes for assessing, identifying, and managing material risks from cybersecurity threats.

Such processes include the use of traffic monitoring tools, as well as training users to detect, report, and prevent unusual behavior. We also employ monitoring mechanisms to help us detect and respond to cybersecurity threats. We conduct regular assessments and testing of the effectiveness of these controls, including security audits, incident response planning, and regulatory compliance assessments. We seek to foster cybersecurity awareness and responsibility throughout the organization by regularly providing our employees with training on cybersecurity practices.

We use user access controls to limit unauthorized access to sensitive information and critical systems. In addition, we use multi-factor authentication for remote access, use of privileged accounts and access to critical systems. Encryption methods are used to protect sensitive data. This includes the encryption of customer data, financial information, and other confidential data. The implementation and management of these cybersecurity processes are integrated with the Company’s overall operational risk management processes, which seeks to limit our exposure to unnecessary risks across our operations.

We maintain an incident response plan that outlines the steps to be taken in the event of a cybersecurity incident. Pursuant to the incident response plan, the identifying party is required to notify the Company’s CFO and Board of Directors of certain cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The incident response plan also includes procedures for:

●	Gathering information about the cybersecurity incident.
●	Consulting with cybersecurity consultants and other parties to assess the cybersecurity incident.
●	Evaluating the materiality of the cybersecurity incident, determining whether there are disclosure obligations under applicable securities laws, and external reporting, as required.

We engage third party service providers including consultants and auditors in connection with the above processes. We recognize that third-party service providers introduce cybersecurity risks.

Impacts from Cybersecurity Threats

As of the date of this Report, though the Company and our service providers have been subject to certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. For additional information about the risks to our business associated with a breach or compromise to our information technology systems, see section Item 1A, Risk Factors – System security vulnerabilities, data breaches, and cyber-attacks could compromise proprietary or otherwise sensitive information or disrupt operations, which could adversely affect Perpetua Resources’ business, reputation, operations, and stock price.

Governance

Our IT Systems Administrator is responsible for assessing and managing our risks from cybersecurity threats and oversees our cybersecurity program. The IT Systems Administrator reports directly to our Chief Financial Officer (CFO). Our IT Systems Administrator holds an associate degree in computer application and support and has served in various roles in information systems administration for over eight years, including roles involving managing information technology and systems and implementing cybersecurity programs.

Our full Board and our Audit Committee oversee risks from cybersecurity threats and our cybersecurity practices and policies. Accordingly, our CFO periodically updates the Board and Audit Committee on cybersecurity matters, including cybersecurity risks. Additionally, our Board and Audit Committee, as well as senior management, receive reports on an as-needed basis regarding our cybersecurity posture, cybersecurity incidents, and remediation efforts.

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

The TRS was filed by the Company on Form 8-K on EDGAR on June 8, 2022. The 2020 Feasibility Study was filed on SEDAR on January 28, 2021. You should read the TRS as part of your review of the information in this Item 2. Properties.

Certain capitalized terms in this section not otherwise defined have the meanings ascribed to them in the TRS.

Information of a scientific or technical nature in this Annual Report has been approved by Christopher Dail, AIPG CPG #10596, Exploration Manager for Perpetua Resources Idaho, Inc. and a qualified person (as defined in NI 43-101 and as defined in S-K 1300).

Assumptions

Portions of the information presented in this Annual Report on Form 10-K and the information contained in the TRS rely on a number of estimates and assumptions, including estimates and assumptions which are inherently subject to significant scientific, business, economic and competitive uncertainties and contingencies that could be material should those assumptions be incorrect. These assumptions include, but are not limited to, certain assumptions as to capital costs, production rates, operating costs, recovery and timing of construction and production; assumptions that the current price and demand for gold and other metals will be sustained or will improve; assumptions that the equipment and personnel required for permitting, construction and operations will be available on a continual basis; there are no significant errors in calculations and information used in mineral resource and reserve estimates, there will be no unforeseen delays, unexpected geological or other effects, equipment failures, or significant permitting delays. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Annual Report on Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the TRS, which is included as an exhibit to this Annual Report on Form 10-K. The estimates and assumptions contained in the TRS are dated as of December 31, 2020 and the Corporation has not updated the estimates and assumptions as of December 31, 2023. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of additional industry and business risks and assumptions.

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

The TRS assumes 100% equity financing of the Project and cost estimates as of the third quarter of 2020.

Property Description and Location

The Project location is in central Idaho, USA approximately one hundred (100) miles (“mi”) northeast of Boise, Idaho, thirty-eight (38) mi east of McCall, Idaho, and approximately ten (10) mi east of Yellow Pine, Idaho. Mineral rights controlled by Perpetua Resources include patented lode claims, patented mill sites, unpatented federal lode mining claims, and unpatented federal mill sites and encompass approximately 28,480 acres (forty-five (45) square miles). The claims are 100% owned, except for twenty-seven (27) patented lode claims that are held under an option to purchase. The Project is subject to a 1.7% net smelter return royalty on gold only and a 100% net smelter return royalty on silver; there is no royalty on antimony.

Stibnite Gold Project Location

Perpetua Resources
Public Roads
Trails
Patented Lode Claims
Patented Mill Site Claims
Optioned Patented Lode Claims
Unpatented Millsite Claims
Unpatented Lode Claims
Wilderness Boundary
Cascade Ranger District
Krassell Ranger District
Middle Fork Ranger District
0 0.5 1 2 Miles
N
SUGAR MOUNTAIN
CINNABAR PEAK
ANTIMONY RIDGE
MURPHY PEAK
MULE HILL
Meadow Creek Lake
Riordan Lake
Cascade Ranger District
Middle Fork Ranger District
18N 8E
18N 9E
19N 9E
19N 10E
18N 10E
17N 8E
17N 9E
17N 10E
8523 ft
8997 ft
CHILCOOT PEAK
VALLEY COUNTY
Forest
McCall
Yellow Pine
Project Site
Cascade

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

A predecessor to IGRCLLC secured an OTP agreement from the J.J. Oberbillig Estate on June 2, 2009, to acquire 30 patented mill site claims totaling approximately 149 acres and six patented lode claims totaling approximately 124 acres. The Oberbillig OTP agreement was exercised and title to property rights were acquired on June 2, 2015. An associated transaction included the purchase and extinguishment of a 5% Net Smelter Return (“NSR”) royalty to the Oberbillig estate covering certain lands within the Project area. Most of the mineralization constituting the West End Deposit is located within portions of these patented lode claims. Hecla Mining Company (Hecla) retains some surface rights on portions of six of the patented mill sites, but no mineral rights and IGRCLLC has a right to use the surface for the purposes of mining. IGRCLLC holds a right of first refusal with predefined terms for the OTP.

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

PATENTED CLAIMS
Valley County		Number of Claims		Assessed	Assessed
Parcel ID	Owner[4]	Lode	Millsite	Acres[3]	Hectares[3]
RP18N09E155300	IGRCLLC	—	16	80.00	32.37
RP18N09E020026	IGRCLLC	6	—	129.82	52.54
RP18N09E115495	IGRCLLC	—	14	53.57	21.68
RP14N05E074475[1]	IGRCLLC[1]	—	—	25.06	10.14
RP18N09E038995	IGRCLLC	4	—	81.63	33.03
RP18N09E108995	IGRCLLC	5	—	102.8	41.60
RP18N09E127345	IGRCLLC	6	—	99.87	40.42
RP18N09E030005	IGRCLLC	11	—	218.90	88.59
RP18N09E030020	IGRCLLC	6	—	81.17	32.85
RP18N09E12255	IGRCLLC [2]	6	—	89.40	36.18
RP18N10E071525	IGRCLLC [2]	2	—	38.95	15.76
RP18N09E18150	IGRCLLC [2]	7	—	139.19	56.33
RP18N09E018435	IGRCLLC [2]	4	—	80.23	32.47
RP18N09E013840	IGRCLLC [2]	8	—	136.01	55.04
Totals		65	30	1,357	549.00

UNPATENTED CLAIMS
		Number of Claims
Owner	Claim Type	Lode	Millsite	Acres	Hectares
IGRCLLC	Unpatented lode and millsite claims	1,421	251	28,483	11,527

Notes:

1.	The Scott Valley parcel for the Stibnite Gold Logistics Facility is a 100% owned fee-simple parcel, that is approximately 25 acres, with no mineral rights.
2.	IGRCLLC has an option to purchase (OTP), but no ownership of these parcels. The owner pays property taxes for these parcels until the OTP is exercised.
3.	Not all values may sum due to rounding. Assessed acreage may not correspond exactly to surveyed acreage reported in text.
4.	This table summarizes the mineral rights held by Perpetua Resources’ wholly owned subsidiary, IGRCLLC.

Unpatented Federal Lode Mining Claims and Unpatented Mill Site Claims

A subsidiary of a predecessor to IGRCLLC acquired 229 federal unpatented claims by purchase from previous owners in 2009 and 2011. These included 46 federal mill site claims and 183 federal unpatented lode mining claims. In addition to the purchased claims, IGRCLLC predecessors or subsidiaries acquired by staking an additional 36 federal unpatented lode mining claims in 2009, 217 lode claims in 2010 and 901 federal unpatented lode-mining claims in 2011, and one federal unpatented lode mining claim in 2012. An additional 126 unpatented lode claims were staked in 2015. Minor modifications, including amended claim locations and changes in some claims have occurred since original staking and/or acquisition.

In 2021, SGC merged with IGRCLLC becoming the sole surviving entity and landowner of patented and unpatented mining claims and mill sites and various optioned properties. In 2022 and 2023, 53 of the Corporation’s unpatented lode mining claims were relinquished and re-staked with 205 unpatented mill sites over areas non-mineral in character and suitable for mill sites should a development decision be made. Currently, IGRCLLC owns 1,421 unpatented lode mining and 251 mill sites totaling approximately 28,483 acres (11,527 hectares).

Maintenance of unpatented federal claims requires that IGRCLLC provide a list of claims and serial numbers to the Bureau of Land Management (“BLM”) along with annual maintenance fees, currently $165 for each lode-mining claim or mill site on or before September 1st each year. This was completed for the most recent filing year. There is no underlying royalty on these federal lode-mining claims and mill sites other than the Franco-Nevada Corporation (“Franco-Nevada”) royalties. None of the claims are subject to back-in rights; however, Franco-Nevada holds a Right of First Refusal (“ROFR”) should mining claims, mill sites or other mineral properties be relinquished.

Stibnite Gold Logistics Facility

On September 9, 2016, IGRCLLC agreed to purchase an undeveloped 25-acre property in fee simple from private interests. The property is situated in Section 7, Township 14N, Range 5E, Boise Meridian. The sale closed on October 26, 2016. The property’s metallic and non-metallic mineral rights, apart from aggregate materials needed for construction purposes on the property, were retained by the previous owners.

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

Royalties, Option Agreements and Encumbrances

Option Agreements

On May 3, 2011, a predecessor to SGC entered into an OTP 27 patented lode claims totaling approximately 485 acres from the J.J. Oberbillig Estate (the Cinnabar option claims). This agreement was modified in an Amended and Restated Real Property Purchase Agreement effective December 1, 2016. The amended agreement also includes an option on a ROFR to purchase the surface rights associated with portions of certain patented mill site claims that J.J. Oberbillig Estate sold to Hecla under a Real Estate Purchase and Sale Agreement effective December 30, 2002. The ROFR for the Hecla tracts is vested with fixed terms should Hecla decide to sell the parcel. The agreement also includes granting of a renewable easement for a communications tower. Perpetua Resources is obligated to make payments to maintain the OTP to obtain title to these claims. The agreement includes an option to extend up to 10 years after the original term of the agreement expires, through 2037.

On December 10, 2019, a Perpetua Resources subsidiary entered into an option agreement to purchase 3.74 acres from private interests for an electrical switching station site. The OTP has biannual payments of US$2,500 through 2033.

Royalty Agreement

Effective May 9, 2013, Perpetua Resources and its subsidiaries granted a perpetual 1.7% NSR royalty on future gold production from the Project properties to Franco-Nevada, subject to adjustment based on final permitted capacity. The royalty does not apply to production of antimony and silver. The royalty agreement applies to all patented and unpatented mineral claims, except for the Cinnabar option claims where Perpetua Resources holds an OTP. Under the agreement, Franco-Nevada has the right, but not the obligation, to extend the property subject to the royalty to the Cinnabar option claims upon notice that the OTP is exercised by Perpetua.

On March 21, 2024, Perpetua Resources and its subsidiaries granted a perpetual 100% NSR royalty on the future payable silver production from the Project to Franco-Nevada. The silver royalty agreement applies to the same properties as the gold royalty. The silver royalty agreement provides a mechanism whereby Franco-Nevada can receive minimum payments equal to 100% of the payable silver from the sale of dore commencing in the seventh calendar year following commercial production and ending upon the completion of the fifteenth calendar year following commercial production. The silver royalty agreement also provides Franco-Nevada an option upon the occurrence of certain conditions precedent (including achieving commercial production) to pay the Company a contingent payment and receive a royalty on any silver payable from the production of antimony concentrate from the Project. The Company’s obligations under the gold and silver royalty agreements are secured by a continuing security interest and a first priority lien on certain collateral including the land and mineral interests comprising the Project.

Geologic Setting and Mineralization

Bedrock in the region can be subdivided into the pre-Cretaceous metasedimentary “basement,” the Cretaceous Idaho Batholith, Tertiary intrusions and volcanics, and Quaternary unconsolidated sediments and glacial materials. The Stibnite Gold Project is situated along the eastern edge of the Idaho Batholith, on the western edge of the Thunder Mountain caldera complex and within the Central Idaho Mineral Belt.

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

Permits

The Project is subject to formal review under NEPA, which is still ongoing. Following the release of a DEIS on August 14, 2020, followed by a public comment period, the USFS published a SDEIS on October 28, 2022 for a 75-day public comment period which closed on January 10, 2023. The Corporation expects that a final EIS and draft Record of Decision will be published in the second quarter of 2024. Work on other required ancillary permits and management plans continues.

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

Mineral Resources and Mineral Reserves Estimates

The tables below present the estimated Mineral Resources and Mineral Reserves for the Project at December 31, 2023 presented in accordance with S-K 1300. There were no changes in reported Mineral Resources and Mineral Reserves reported for the years ended December 31, 2022 and 2023. The Qualified Person has reviewed the Mineral Resources and Mineral Reserves described herein and is of the opinion that there are no material changes to the Mineral Resources and Mineral Reserves as compared to the information presented in the TRS and that the material assumptions set forth in the TRS are current as of December 31, 2023.

Mineral Resource Estimates

The following table presents the estimated Indicated and Inferred Mineral Resources for the Project at December 31, 2023 based on $1,500/oz gold price and are presented exclusive of Mineral Reserves in accordance with S-K 1300. There were no changes to Mineral Resources since December 31, 2022.

Consolidated Mineral Resource Statement for the Stibnite Gold Project at December 31, 2023, based on $1,500/oz gold,

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

Mineral Reserve Estimates

The following table presents the estimated Mineral Reserves for the Project at December 31, 2023 based on $1,600/oz gold price and presented in accordance with S-K 1300. There were no changes to Mineral Reserves since December 31, 2022. Under S-K 1300, a Proven Mineral Reserve is the economically mineable part of an indicated and, in some cases, a measured mineral resource and a Probable Mineral Reserve is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Mineral Reserves Summary (Metric Units) at December 31, 2023 based on $1,600/oz gold:

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

Mining at the Stibnite Gold Project would be accomplished using conventional open pit hard rock mining methods with a production fleet consisting of two 28-yd3 hydraulic shovels, one 28-yd3 wheel loader, and a fleet of approximately eighteen 150 ton haul trucks. Mining is planned to deliver 7.30 Mt of ore to the crusher per year (nominally 20 kt per day) and approximately 22.1 Mt of development rock per year to DRSFs. Pre-stripping the open pits would begin two years prior to ore processing and open pit mining would continue until year 12 of operation. Once open pit mining is completed, the mining fleet will continue to provide ore to the mill from ore stockpiles until approximately the end of the first quarter in year 15. A total of 102 Mt of ore would be mined from the three open pits and an additional 2.7 Mt of historic tailings would be mined. Approximately 254 Mt of development rock would be mined from the three open pits for a total of 356 Mt mined from the open pits and an average strip ratio (waste:ore) of 2.5.

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

A through-site public access route will replace the current access through the Stibnite Gold Project site during mine operations. A new 12-foot-wide gravel road is planned to provide public access from Stibnite Road to Thunder Mountain Road through the mine site.

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

Non-GAAP financial measures

To provide investors with additional information in connection with our economic analysis as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we disclose certain projected non-GAAP financial measures. The projected non-GAAP financial measures include Cash Costs and All-in Sustaining Costs estimates and related calculations.

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

We believe the projected non-GAAP financial measures included in this Annual Report on Form 10-K provide additional meaningful comparisons between the Company’s economic analysis and its peer companies. These projected non-GAAP financial measures are not historical measures of financial performance and are not presented in accordance with U.S. GAAP. Therefore, these measures should not be considered in isolation or as an alternative or superior to GAAP measures. You should be aware that our presentation of these measures may not be comparable to similarly-titled measures used by other companies. The projected non-GAAP measures included in this presentation cannot be reconciled to comparable U.S. GAAP measures without unreasonable effort.

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

Pursuant to the terms of the voluntary ASAOC executed in January 2021 with U.S. Environmental Protection Agency (the “U.S. EPA”) and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service without prejudice. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution options through court-ordered mediation. On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with full prejudice will follow after completion of Perpetua’s required payments.

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

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the fiscal year ended December 31, 2023, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the TSX under the symbol “PPTA” and on the Nasdaq under the symbol “PPTA”.

Holders of Record

As of March 8, 2024, there were 64,123,456 common shares outstanding and 32 shareholders of record.

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

The Prospectus Supplement included a proposed use of proceeds that would be compared to expenditures from October 1, 2021 onwards. A reconciliation of the use of proceeds is provided below. As a result of the DPA funding announced in December 2022, which is available for limited uses related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing construction readiness and permitting, we reduced our planned use of the proceeds from the offering for permitting, environmental field operations and engineering and design work and reallocated those funds to general corporate purposes and restoration work pursuant to the ASAOC, as shown in the table below. Except as described, there has been no material change in the planned use of proceeds as described in our Prospectus Supplement. As of December 31, 2023, all proceeds from the offering have been spent.

	Proposed Use of	Updated Use of	Actual Use of	Remaining to be
Expense Category (in Millions)	Proceeds	Proceeds	Proceeds	Spent/Difference
Permitting	$21.0	$11.0	$11.6	$(0.6)
General Corporate Purposes(i)	20.1	25.3	22.7	2.6
Early Restoration & Field Operations	7.9	17.0	17.9	(0.9)
Engineering & Design	5.3	1.0	2.1	(1.1)
	$54.3	$54.3	$54.3	$0.0

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations as of December 31, 2023 and 2022 and for the fiscal years then ended together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Annual Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

2023 Key Highlights

●	Zero lost time incidents or reportable environmental spills.
●	The 75-day comment period on the Supplemental Draft Environmental Impact Statement (“SDEIS”) for the Stibnite Gold Project concluded with more than 15,000 letters submitted in support of the Project.
●	Added to the Russell 2000® Index and the broad-market Russell 3000® Index.
●	Held 2023 Annual General Meeting and shareholders voted in favor of all proposals.
●	Published 2022 Sustainability Report, the Company’s tenth annual sustainability report.
●	Signed definitized Technology Investment Agreement (“TIA”) for critical minerals award of $24.8 million under Title III of the Defense Production Act.
●	Clean Water Act Settlement Agreement with the Nez Perce Tribe filed in the U.S. District Court for the District of Idaho.
●	Continued voluntary legacy waste cleanup and water quality improvement actions in historical Stibnite Mining District.
●	Appointed Vice President of Projects to lead the Stibnite Gold Project.

●	Awarded up to $15.5 million in DOD funding to demonstrate a fully domestic antimony trisulfide supply chain.

Recent Highlights

●	Appointed mining veteran Jonathan Cherry as new President and CEO and to the Board
●	Appointed Jessica Largent, Chief Financial Officer, to the Board
●	Received $8.5 million in cash from Franco-Nevada through a new royalty agreement for net smelter return royalty on future payable silver production from the Project properties to Franco-Nevada
●	Awarded additional conditional funding of up to $34.6 million under the TIA

2024 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country and restore an abandoned brownfield site. In 2024, Perpetua Resources will continue to focus on advancing the permitting for the Stibnite Gold Project through the National Environmental Policy Act (“NEPA”) process in addition to state ancillary permits and other federal authorization. The NEPA process is intended to ensure that federal agencies and the public are informed of a proposed action’s potential environmental impacts before a final decision is made by the agency regarding the action. The Company is also advancing construction readiness activities in parallel with the permitting process.

SDEIS

In response to public and agency feedback on the Draft Environmental Impact Statement (“DEIS”) released by the United States Forest Service (“USFS”) in August 2020, Perpetua Resources proposed modifications to the mine plan analyzed in Alternative 2 in the DEIS and submitted a refined proposed action to the USFS in December 2020 (the “Modified Mine Plan”). The Modified Mine Plan included refinements to reduce the project footprint, improve water quality, and lower water temperature. The USFS decided to prepare a Supplemental Draft Environmental Impact Statement to further evaluate the project refinements and compare the Company’s proposed site access via Burntlog Route to another action alternative utilizing current roads.

After nearly two years of review of the Modified Mine Plan by the USFS and other agencies, the SDEIS was published on October 28, 2022 for a 75-day public comment period. In the SDEIS, the USFS highlighted the net positive environmental outcomes that the Stibnite Gold Project can provide to the abandoned mine site based on the results of comprehensive scientific analysis conducted over the last six years. The USFS identified Perpetua Resources’ proposed action, the “Modified Mine Plan,” as the Preferred Alternative and also concluded the Preferred Alternative would reasonably accomplish the purpose and need for consideration of approval of the Stibnite Gold Project, all while considering environmental, economic, and technical factors. Under NEPA, a “Preferred Alternative” is identified by a Federal agency in a DEIS to advise the public which action the agency is leaning toward selecting as final. However, identification by an agency of a “Preferred Alternative” does not represent a final decision and the USFS may still select an action based on the Modified Mine Plan or a combination of each of the alternatives analyzed in the SDEIS when developing the Final Environmental Impact Statement (“FEIS”). The SDEIS public review period closed on January 10, 2023.

On January 1, 2024, the USFS released an updated schedule for the Project. Based on the updated schedule, the Company anticipates that the USFS will publish a FEIS and a Draft Record of Decision in the second quarter of 2024 and a Final Record of Decision (“ROD”) in the fourth quarter of 2024. The USFS has confirmed that cooperating agency review of the FEIS is nearing completion and is focused on progressing both documents towards final consultations and reviews in Washington D.C. The publication of the permitting schedule does not indicate any commitments on the part of the USFS regarding the content or timing of a final decision. In developing the FEIS, the USFS may select an action based on components of each of the alternatives analyzed in the SDEIS. Furthermore, the USFS is not bound by the permitting schedule and anticipated milestones may be delayed materially or not be satisfied.

Ancillary Permitting Update

The Company continued to advance work on several ancillary permits in 2023 which are being progressed in parallel with the NEPA process. Recent updates include:

●	The public comment period on the Company’s 404 permit application and Compensatory Mitigation Plan to the U.S. Army Corps of Engineers ended in October 2023.

●	The Company submitted a Tailings Storage Facility (“TSF”) dam safety application to Idaho Department of Water Resources (“IDWR”) in July 2023. IDWR sent a letter of conditional approval for the Company’s Stage 1 TSF in October 2023.
●	The Company submitted a cyanidation facility permit application in August 2023 to the Idaho Department of Environmental Quality (“IDEQ”). IDEQ issued a letter of incompleteness in September 2023. The Company expects to resubmit an updated permit application in the second quarter of 2024.
●	The Final Point of Compliance determination was issued in August 2023 and the Company submitted the required groundwater sampling and well installation plans in October 2023.

Previously submitted permit applications that are continuing through the administrative process and include Clean Air Act Permit to Construct and Idaho Pollutant Discharge Elimination System industrial outfalls with IDEQ in addition to water rights with IDWR.

Department of Defense Funding

In September 2022, Perpetua Resources was awarded two funding grants of $100,000 each from the U.S. Department of Defense (“DOD”) Defense Logistics Agency (“DLA”) under DLA’s “Production of Energetic Materials and Associated Precursors” Small Business Innovation Research (“SBIR”) grant solicitation to study the domestic production of military-grade antimony trisulfide, an essential component in ammunition and dozens of other defense materials. As described in the grant’s objective, the program is focused on reducing “foreign reliance and single points of failure for the domestic manufacturing of energetic materials” through the development of a domestic source. After a competitive review process, Perpetua Resources was awarded SBIR Phase 1 funding of $100,000 under each of the two programs. Under the DLA grants, Perpetua Resources evaluated whether antimony from the Stibnite Gold Project can meet military specifications (“mil-spec”) and also evaluated alternate methods for synthesizing antimony trisulfide. During the years ended December 31, 2023 and 2022, $124,997 and $75,000, respectively, was recognized as grant income for these grants. The programs were complete in September 2023 and no further grant income is anticipated under these grants.

In December 2022, Perpetua Resources was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million. The funding objective of the TIA, issued by the Air Force Research Laboratory, is to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. The DPA funding allows the Company to advance the construction readiness of the Stibnite Gold Project while the Company continues through the ongoing permitting process, led by the USFS. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred over 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The DPA funding does not interrupt the ongoing NEPA review process. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. Perpetua Resources is evaluating other U.S. government funding opportunities, including programs available through the DOD. On February 12, 2024, the Company announced a conditional award of up to $34.6 million in additional funding under the TIA. Full funding of the additional award is conditioned on modifying the existing TIA to expand the in-scope work for advancing permits and construction readiness and to extend the outside date to June 30, 2025. The amendment will not change any other material terms of the definitized TIA. The modification is anticipated to be completed in the first quarter of 2024. During the year ended December 31, 2023, $15,601,205 was recognized as grant income related to the TIA.  Subject to approval of the TIA in-scope modification, the Company anticipates recognizing approximately $37,000,000 of additional grant income in 2024. During the year ended December 31, 2023, the Company was reimbursed $14,369,180 for certain costs incurred.

On August 18, 2023, the Company’s wholly owned subsidiary, Perpetua Resources Idaho, Inc. was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction authority of the DOD through the DOD Ordnance Technology Consortium (“DOTC”). The OTIA will build on research conducted under a previously announced Small Business Innovation Research Grant. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. During the year ended December 31, 2023, $5,351,680 was recognized as grant income related to the OTIA. The Company anticipates recognizing approximately $6,800,000 of additional grant income in 2024. During the year ended December 31, 2023, the Company was reimbursed $3,085,656 for certain costs incurred and received a 12% fee of $370,278.

Construction Readiness Activities

The Company is advancing construction readiness activities in parallel with the permitting process and these activities are reimbursable under the DPA funding outlined above. Recent updates include:

●	Appointed mining veteran Jonathan Cherry as new President and CEO
●	Appointed Vice President of Projects to lead the Stibnite Gold Project;
●	Completed project execution planning and scheduling;
●	Continued construction manager general contractor contract negotiations with Ames Construction, while advancing constructability reviews, value engineering studies, and detailed engineering for the Burntlog Route, the Company’s proposed access route, with Ames and the road design consultants,
●	Continued power line detailed scoping and engineering with Idaho Power, who has now engaged Kiewit, and identified long-lead items required for power line construction; and,
●	Issued a Request for Proposal for Basic and Value Engineering

Franco-Nevada Silver Royalty

On March 21, 2024, the Company entered into a royalty agreement with a wholly-owned subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) pursuant to which Perpetua, through its subsidiaries, sold Franco-Nevada a royalty on the future payable silver production from the Project in exchange for a cash payment of $8.5 million. Silver represents less than 0.3% of projected life-of-mine revenue in the 2020 Feasibility Study. Under the agreement, Franco-Nevada will receive all of the payable silver by-product revenue over the life-of-mine, subject to the terms of the agreement.  Perpetua intends to use the proceeds for general corporate purposes.

Nez Perce Tribe Litigation Settlement

On August 8, 2023, the Company and the Nez Perce Tribe (“Parties”) filed a final Settlement Agreement (“Settlement Agreement”) to resolve a Clean Water Act (“CWA”) lawsuit brought by the Nez Perce Tribe in 2019. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period, which includes $4.0 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed, and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Perpetua intends to fund these payments from cash on hand or funds expected to be raised in connection with construction of the Project. Following a 45-day review period by the United States Justice Department and the U.S. Environmental Protection Agency (the “U.S. EPA”), the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with full prejudice will follow after completion of Perpetua’s required payments.

See Note 10 to the Consolidated Financial Statements for the year ended December 31, 2023 for more information regarding the CWA lawsuit and the terms of the settlement.

Liquidity

After giving effect to the receipt of the $8.5 million upfront payment from Franco-Nevada under the silver royalty on March 21, 2024, the Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted in the fourth quarter of 2024. Although the Company’s current capital resources and liquidity include up to $24.8 million in total funding awarded under the TIA pursuant to Title III of the DPA ($59.4 million upon modification of the TIA to effect an additional conditional award of $34.6 million), such funding is available only for the specified costs related to permitting, environmental baseline data monitoring, environmental and technical studies, and advancing construction readiness and is not available to fund the Company’s costs under its ASAOC obligations and certain corporate expenses, including under the Settlement Agreement. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting and environmental monitoring activities on the current timeline as well as additional liquidity to begin advancing construction readiness in 2024, due to costs of the ASAOC restoration obligations, payment obligations under the Settlement Agreement and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. See “—Liquidity and Capital Resources” for more information.

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” and “Risks Factors” sections.

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	Years ended December 31,
	2023	2022
EXPENSES
Corporate salaries and benefits	$1,770,351	$1,893,965
Depreciation	83,741	61,294
Directors’ fees	369,142	528,607
Exploration	29,907,708	19,088,897
Environmental liability expense	898,173	4,564,611
CWA settlement expense	5,000,000	—
General and administration	614,348	762,897
Gain on disposal of buildings and equipment	(25,000)	(40,215)
Professional fees	1,161,797	1,825,484
Shareholder and regulatory	493,948	646,319
OPERATING LOSS	40,274,208	29,331,859

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative	(1,732)	(99,038)
Foreign exchange loss (income)	19,529	41,179
Grant income	(21,077,882)	(75,000)
Interest income	(442,943)	(485,469)
Total other expenses (income)	(21,503,028)	(618,328)

NET LOSS	$18,771,180	$28,713,531

Net Loss

Net loss for the year ended December 31, 2023, was $18.8 million compared with a net loss of $28.7 million for 2022. This $9.9 million decrease for the year was primarily attributable to a $21.0 million increase in grant income, a $3.7 million decrease in environmental liability expense, and a $0.7 million decrease in professional fees. These changes were offset by a $10.8 million increase in exploration costs and a $5.0 million charge for the CWA settlement expense. As noted above, for the year ended December 31, 2023, the Corporation’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the year ended December 31, 2023 were $0.1 million, or 7.0%, lower than the previous year due to a higher corporate salary allocation in the previous year.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units and stock options). This expense for the year ended December 31, 2023, is $0.2 million, or 30%, lower than the previous year primarily due to lower share-based compensation expense.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field office costs, engineering, permitting, environmental and legal and sustainability costs. The Company’s exploration expenses of $29.9 million during the year ended December 31, 2023 are $10.8 million, or 57%, higher than the previous year primarily due to a $9.0 million increase in engineering, a $1.0 million increase in consulting and labor costs, a $0.9 million increase in permitting, and a $0.6 million increase in field office and drilling support partially offset by a $0.6 million decrease in legal and sustainability. Engineering expenses for the year ended December 31, 2023 were higher than the previous year due to advancing construction readiness engineering and planning. Additional details of expenditures incurred are as follows:

	Years ended December 31
	2023	2022
Consulting and labor cost	$6,869,587	$5,891,878
Engineering	9,713,607	727,377
Environmental and reclamation	206,667	151,392
Field office and drilling support	2,448,487	1,878,153
Legal and sustainability	1,534,147	2,171,757
Permitting	9,135,213	8,268,340
Total Exploration	$29,907,708	$19,088,897

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Upon signing of the ASAOC, the Company recorded an immediate expense of $7.5 million and a corresponding environmental reclamation liability. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the year ended December 31, 2023, the total cost estimate to complete Phase 1 early cleanup actions decreased $3.7 million over the same period in 2022 driven by a lower estimated increase in the current period for the remaining work to be performed. As of December 31, 2023, the estimate for the remaining environmental liability was $0.8 million.

CWA Settlement Expense

This expense relates to the settlement with the Nez Perce Tribe to resolve the CWA litigation. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. The Company recognized $5.0 million in 2023 for this settlement. $2.0 million of the settlement is payable in 2024.

General and Administration

This expense is predominantly insurance policies for the U.S. offices and is $0.1 million, or 19%, lower for the year ended December 31, 2023 than the previous year primarily due to lower insurance premiums.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. The expense for the year ended December 31, 2023 is $0.7 million, or 36%, lower than the previous year primarily due to legal and consulting work related to new filings required as a U.S. domestic issuer and the associated costs in 2022. Accounting expenses for the year ended December 31, 2022 were higher due to accounting fees related to the change in the basis of accounting for the Company’s consolidated financial statements from international standards to U.S. GAAP.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. The expense for the year ended December 31, 2023 is $0.2 million, or 24%, lower than the previous year primarily due to a larger number of public filings and fees incurred during 2022.

Change in Fair Value of Warrant Derivative

The Corporation issued 200,000 warrants in a financing transaction in May 2013, with an exercise price denominated in Canadian dollars. The Corporation determined that warrants with an exercise price denominated in a currency that is different from the entity’s functional currency should be classified as a derivative and carried at their fair value. Any changes in their fair value from period to period have been recorded as a gain or loss in the Consolidated Statements of Operations. There are no circumstances under which Perpetua Resources will be required to pay cash upon exercise or expiry of the warrants or finder’s options (see Note 6 in the Consolidated Financial Statements). The gain on the change in fair value of warrants decreased $0.1 million or 98% in 2023 compared to 2022. The warrants expired unexercised in 2023.

Foreign Exchange Loss

Changes in foreign exchange are driven by the change in value of the Canadian Dollar compared to the U.S. Dollar and the impact the change has on transactions associated with the Corporation’s Canadian dollar denominated balances. The impact was less during the year ended December 31, 2023 compared to the same period of 2022 primarily due to less cash being held in Canadian currency during the 2023 period.

Grant Income

This income is from funding grants awarded to the Company from the DOD to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. During the year ended December 31, 2023, grant income increased $21.0 million as a result of two new larger grants received during the year (see Note 11 in the Consolidated Financial Statements).

Interest Income

This income results from interest received on the Corporation’s cash balances. There was no significant change in interest income recognized from 2022 to 2023.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of December 31, 2023, Perpetua Resources had cash and cash equivalents totaling approximately $3.2 million, approximately $3.2 million in receivables, principally from DOD grants, $0.4 million in prepaid assets, and $5.0 million in trade and other payables.

In December 2022, the Company was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred over 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project, which includes reimbursement of employee wages for activities included in the scope of the TIA. During the year ended December 31, 2023, $15.6 million was recognized as grant income related to the TIA. During the year ended December 31, 2023, the Company was reimbursed $14.4 million for certain costs incurred, and received reimbursement of an additional $1.2 million in February 2024 under the TIA with respect to expenses incurred in the year ended December 31, 2023. On February 12, 2024, the Company announced a conditional award of up to $34.6 million in additional funding under the TIA. Full funding of the additional award is conditioned on modifying the existing TIA to expand the in-scope work for advancing permits and construction readiness and to extend the outside date to June 30, 2025. The amendment will not change any other material terms of the definitized TIA. The modification is anticipated to be completed in the first quarter of 2024. On March 21, 2024, the Company granted a 100% silver net smelter return royalty on future payable silver production from the Project properties to Franco-Nevada in return for a cash payment of $8.5 million, which was paid at closing on March 21, 2024.

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

Although the Company’s current capital resources and liquidity include up to $24.8 million in funding awarded under the TIA pursuant to Title III of the DPA ($59.4 million upon modification of the TIA to effect an additional conditional award of $34.6 million), such funding is available only for the specified costs described above and is not available to fund the Company’s costs under its ASAOC obligations and certain corporate expenses, including payments under the Settlement Agreement. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting on the current timeline as well as additional liquidity to begin advancing construction readiness in 2024, due to costs of the ASAOC restoration obligations, payments under the Settlement Agreement and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof.

The Company’s latest liquidity forecast after giving effect to the silver royalty payment indicates that available cash resources for expenses not eligible for reimbursement under the DPA funding are expected to be exhausted in the fourth quarter of 2024. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20.0 million. As of December 31, 2023, $17.2 million remained available under the program. Future sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise additional funds under the program, at acceptable share prices or at all.

We believe our plans outlined above to obtain sufficient funding will be successful although there is no certainty that these plans will result in needed liquidity for a reasonable period of time. However, our expectation of incurring ASAOC costs, contributions due under the Settlement Agreement and other costs in the foreseeable future that are not eligible for DPA funding reimbursement and the need for additional funding to further support the development of our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these annual Consolidated Financial Statements are issued. The future receipt of potential funding from equity, debt, pursuit of additional government funding opportunities and/or other means cannot be considered probable at this time because these plans are not entirely within our control as of the date hereof.

These Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Our anticipated expenditures for the fiscal year 2024 are approximately $49.9 million, of which approximately $37.0 million are expected to be funded from the DPA reimbursements (assuming approval of the modified TIA) and the remainder from cash on hand. These expenditures include an estimated $11.3 million to fund permitting of the Stibnite Gold Project, $14.3 million for general corporate purposes, project financing and administrative costs, $18.2 million for engineering and design work, $5.2 million for field operations and approximately $0.9 million to advance early restoration under the ASAOC. These costs are subject to change due to cost over-runs, delays or other unbudgeted events, such as effects of inflation. Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $1,263 million as of the third quarter of 2020 according to the TRS.

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

For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification 835-20. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment.

Share Based Compensation

We account for all share-based payments and awards under the fair value-based method.

We account for the granting of stock options and stock awards using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all stock options is expensed over their vesting period with a corresponding increase to additional paid-in capital.

The fair value of stock options is determined using a Black-Scholes valuation model. Option pricing models require the input of subjective assumptions including the length of time employees will retain their vested stock options before exercising them, expected share price volatility, and interest rate.

The fair value of share-based awards that do not contain market conditions is based on the valuation of the common stock on the date of grant. The fair value of time-based awards that are ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service period. The fair value of performance-based awards is adjusted for the probability of achieving the performance conditions and is recognized on a straight line basis over the term of the award agreement.

The fair value of share-based awards with market conditions is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected share price volatilities and related indices, the interest rate, and the probability of awards expected to vest.

Changes in the input assumptions for options and share-based awards can materially affect the fair value estimate and the Company’s net loss.

Income Taxes

Our deferred income tax assets include certain future tax benefits. We record a valuation allowance against any portion of those deferred income tax assets when we believe, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. We review the likelihood that we will realize the benefit of our deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

54

Item 8. Financial Statements and Supplementary Data.

PERPETUA RESOURCES CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Perpetua Resources Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perpetua Resources Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had continuing net losses and net negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 26, 2024

We have served as the Company’s auditor since 2021.

Perpetua Resources Corp.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,229,462	$22,667,047
Receivables	3,181,152	280,150
Prepaid expenses	443,312	614,930
	6,853,926	23,562,127
NON-CURRENT ASSETS
Buildings and equipment, net (Note 3)	385,049	294,980
Right-of-use assets (Note 4)	27,898	68,675
Environmental reclamation bond (Note 9)	3,000,000	3,000,000
Mineral properties and interest (Note 5)	72,820,365	72,519,373
TOTAL ASSETS	$83,087,238	$99,445,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$4,997,226	$2,741,516
Lease liabilities (Note 4)	27,897	70,449
CWA settlement payable (Note 10)	2,000,000	—
Environmental reclamation liabilities (Note 9)	764,607	9,590,766
	7,789,730	12,402,731
NON-CURRENT LIABILITIES
Warrant derivative (Note 6)	—	1,732
CWA settlement payable (Note 10)	3,000,000	—
Environmental reclamation liabilities (Note 9)	—	1,210,170
TOTAL LIABILITIES	10,789,730	13,614,633

COMMITMENT AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY (Note 7)
Common shares, without par value, unlimited shares authorized, 64,123,456 and 63,011,777 shares outstanding, respectively	618,581,910	615,553,448
Additional paid-in capital	34,413,562	32,203,858
Accumulated deficit	(580,697,964)	(561,926,784)
TOTAL SHAREHOLDERS’ EQUITY	72,297,508	85,830,522

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,087,238	$99,445,155

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2023	2022
EXPENSES
Corporate salaries and benefits	$1,770,351	$1,893,965
Depreciation	83,741	61,294
Directors’ fees	369,142	528,607
Exploration	29,907,708	19,088,897
Environmental liability expense (Note 9)	898,173	4,564,611
CWA settlement expense (Note 10)	5,000,000	—
General and administration	614,348	762,897
Gain on disposal of buildings and equipment	(25,000)	(40,215)
Professional fees	1,161,797	1,825,484
Shareholder and regulatory	493,948	646,319
OPERATING LOSS	40,274,208	29,331,859

OTHER EXPENSES (INCOME)
Change in fair value of warrant derivative (Note 6)	(1,732)	(99,038)
Foreign exchange loss (income)	19,529	41,179
Grant income (Note 11)	(21,077,882)	(75,000)
Interest income	(442,943)	(485,469)
Total other expenses (income)	(21,503,028)	(618,328)

NET LOSS	$18,771,180	$28,713,531

NET LOSS PER SHARE, BASIC AND DILUTED	$0.30	$0.46

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	63,190,941	62,986,816

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2023 and 2022

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCE, December 31, 2021	62,971,859	$615,359,152	$29,454,696	$(533,213,253)	$111,600,595
Share based compensation	—	—	2,943,458	—	2,943,458
Share units distributed	39,918	194,296	(194,296)	—	—
Net loss for the year	—	—	—	(28,713,531)	(28,713,531)
BALANCE, December 31, 2022	63,011,777	615,553,448	32,203,858	(561,926,784)	85,830,522
Shares sold through offering	894,882	2,771,679	—	—	2,771,679
Shares issuance costs	—	(654,108)	—	—	(654,108)
Share based compensation	—	—	3,038,404	—	3,038,404
Share unit distributed	191,797	780,170	(780,170)	—	—
Exercise of options	25,000	130,721	(48,530)	—	82,191
Net loss for the year	—	—	—	(18,771,180)	(18,771,180)
BALANCE, December 31, 2023	64,123,456	$618,581,910	$34,413,562	$(580,697,964)	$72,297,508

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(18,771,180)	$(28,713,531)
Noncash items included in net loss:
Share based compensation (Note 7)	3,038,404	2,943,458
Depreciation (Note 3)	83,741	61,294
Gain on disposal of buildings and equipment	(25,000)	(40,215)
Change in fair value of warrant derivative (Note 6)	(1,732)	(99,038)
Environmental liability expense (Note 9)	898,173	4,564,611
Unrealized foreign exchange loss	(1,107)	5,772
Changes in:
Receivables	(2,901,002)	(204)
Prepaid expenses	171,618	331,351
Trade and other payables	2,253,935	(115,808)
CWA settlement payable (Note 10)	5,000,000	—
Environmental reclamation liabilities (Note 9)	(10,934,502)	(3,651,875)
Net cash used in operating activities	(21,188,652)	(24,714,185)

INVESTING ACTIVITIES:
Investment in mineral properties and interest (Note 5)	(300,992)	(315,039)
Purchase of buildings and equipment	(148,810)	(199,976)
Proceeds from sale of equipment	—	49,173
Net cash used in investing activities	(449,802)	(465,842)

FINANCING ACTIVITIES:
Proceeds from sale of common shares	2,771,679	—
Share issuance costs	(654,108)	—
Proceeds from exercise of share purchase options (Note 7)	82,191	—
Net cash provided by financing activities	2,199,762	—

Effect of foreign exchange on cash and cash equivalents	1,107	(5,772)

Net increase (decrease) in cash and cash equivalents	(19,437,585)	(25,185,799)
Cash and cash equivalents, beginning of year	22,667,047	47,852,846
Cash and cash equivalents, end of year	$3,229,462	$22,667,047

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$8,228

NONCASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$65,061	$142,487
Trade-in value on equipment	$25,000	$—

CASH AND CASH EQUIVALENTS
Cash	$2,093,817	$4,255,355
Investment savings accounts	1,135,645	13,304,761
GIC and term deposits	—	5,106,931
Total cash and cash equivalents	$3,229,462	$22,667,047

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations and Going Concern Assessment

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

The Corporation has had continuing net losses and has an accumulated deficit of approximately $580.7 million as of December 31, 2023. As of December 31, 2023, the Company had cash and cash equivalents totaling approximately $3.2 million and net negative working capital of approximately $0.9 million.

The Company’s latest liquidity forecast indicates that available cash resources and other sources of liquidity are expected to be exhausted in the fourth quarter of 2024, after giving effect to the silver royalty entered into in March 2024. Although the Company’s current capital resources and liquidity include up to $24.8 million in funding awarded under the Technology Investment Agreement (“TIA”) pursuant to Title III of the Defense Production Act (“DPA”) ($59.4 million upon modification of the TIA to effect an additional conditional award of $34.6 million), such funding is available only for the specified costs related to permitting, environmental baseline data monitoring, environmental and technical studies, and advancing construction readiness and is not available to fund the Company’s costs pursuant to its Administrative Settlement and Order on Consent (“ASAOC”) obligations, payments and certain corporate expenses, including payments under the Settlement Agreement (as defined below). Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. However, there can be no assurance that the Company will be successful in obtaining such funding.

On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20.0 million. Sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise funds under the program, at acceptable share prices or at all. As of December 31, 2023, $17.2 million remains available under the program.

We believe our plans outlined above to obtain sufficient funding will be successful although there is no certainty that these plans will result in needed liquidity for a reasonable period of time. However, our expectation of incurring ASAOC costs, contributions due under the Settlement Agreement and other costs in the foreseeable future that are not eligible for DPA funding reimbursement and the need for additional funding to further support the development of our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued.

These Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2.Summary of Significant Accounting Policies

a.Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b.Basis of Consolidation

These consolidated financial statements include the results of Perpetua Resources and its wholly owned subsidiary companies Perpetua Resources Idaho, Inc. and Idaho Gold Resource Company, LLC. All intercompany transactions, balances, income and expenses have been eliminated.

c.Use of Estimates

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

d.Functional and Reporting Currency

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

e.Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all highly liquid investments readily convertible to a known amount of cash with an original maturity of three months or less and subject to an insignificant risk of changes in value to be cash equivalents.

f.Buildings and Equipment

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

g.Mineral Properties and Interest

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

h.Leases

Upon inception, we determine if a contractual arrangement is, or contains, a lease. Right-of-use (“ROU”) assets and liabilities related to operating leases are separately reported in the Consolidated Balance Sheets. The Company currently has no financing leases.

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

i.Share Based Compensation

The Company uses its common stock for various forms of share based compensation arrangements entered into with directors, officers, employees and consultants. Share based compensation arrangements are accounted for at fair value on the date of grant. For awards with graded vesting, the fair value of each tranche is measured separately and recognized over its respective vesting period. The total amount recognized as expense is adjusted to reflect the number of share options which ultimately vest. The Company recognizes forfeitures as they occur.

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

The fair value of share-based awards that do not contain market conditions is based on the valuation of the common stock on the date of grant. The fair value of time-based awards that are ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service period. The fair value of performance-based awards is adjusted for the probability of achieving the performance conditions and is recognized on a straight line basis over the term of the award agreement.

The fair value of share-based awards with market conditions is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected share price volatilities and related indices, the interest rate, and the probability of awards expected to vest.

j.Reclamation and Remediation Costs and Asset Retirement Obligations

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

The Company recognizes asset retirement obligations for statutory, contractual, or legal obligations associated with buildings and equipment and mineral interests and properties when those obligations result from the acquisition, construction, development or normal operation of the assets. The Company records a liability for the present value of estimated reclamation costs, and the related asset created with it, in the period in which the liability is incurred. The liability is accreted, and the asset is depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation are made in the period incurred. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value of such costs. The Company’s estimates of reclamation costs could change as a result of changes in regulatory requirements, discount rates and assumptions regarding the amount and timing of the future expenditures. The Company has no asset retirement obligations as of December 31, 2023 and 2022.

k.Fair Value Measurements

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

At December 31, 2023, the Company has no assets and no liabilities that are remeasured at fair value on a recurring basis. At December 31, 2022, the Company had no assets and a warrant liability that was remeasured at fair value on a recurring basis. The warrant liability fair value was determined using Level 3 inputs. See Note 6.

l.Convertible Debt

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

m.Derivative Instruments

Derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designations. Changes in the fair value of derivative instruments not designated as hedges are recorded in the Consolidated Statements of Operations as a component of other income (expense). The Company has no derivative instruments designated as hedges at December 31, 2023 and December 31, 2022.

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

n.Income Taxes

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

o.Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The Company’s potential dilutive shares of common stock include outstanding share purchase options, restricted share units (RSUs), performance share units (PSUs), deferred share units (DSUs) and warrants. Potentially dilutive shares as of December 31, 2023 and December 31, 2022 were as follows:

	December 31,	December 31,
	2023	2022
Share purchase options	1,665,750	1,945,650
Shares units	1,374,797	780,897
Warrants	—	200,000
Total	3,040,547	2,926,547

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their impact would be anti-dilutive.

p.Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and the environmental reclamation bond. The fair values of these instruments approximate their carrying value given their short-term nature unless otherwise noted.

q.Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents. The Corporation holds most of its cash with Canadian chartered banks and the risk of default is considered to be remote. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

r.Grant Income

From time to time, the Company may be awarded government grants. U.S. GAAP does not have specific accounting standards covering government grants to business entities. The Company applies International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for government grants. Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. After initial recognition, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. A grant receivable is recognized if it compensates for expenses or losses already incurred. The Company has adopted the disclosure requirements of Accounting Standards Codification (“ASC”) 832 Government Assistance.

s.Research and Development Costs

Research and development costs are recognized as operating expenses when incurred and are classified as exploration costs.

t.Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.Buildings and Equipment

At December 31, 2023 and 2022, the Company’s buildings and equipment were as follows:

	December 31, 2023	December 31, 2022
Buildings	$2,249,908	$2,249,908
Equipment and Vehicles	4,380,047	4,253,346
	6,629,955	6,503,254
Accumulated Depreciation	(6,244,906)	(6,208,274)
Balance	$385,049	$294,980

Depreciation expense on buildings and equipment for the years ended December 31, 2023 and 2022 was $83,741 and $61,294, respectively.

4.Leases

During 2023, the Company had two lease agreements for building space in Donnelly and Boise, Idaho both of which have been determined to be operating leases. Both leases provide the option for the Company to extend leases for additional time periods of one and two years, respectively, which was not recognized as part of the right to use assets and lease liabilities value. For measurement of the original lease liability and right of use asset, the Company assumed a discount rate of 10.0% based on the Company’s incremental borrowing rate. The weighted average remaining lease term for operating leases as of December 31, 2023 was 0.4 years. At December 31, 2023, all remaining undiscounted lease payments of $28,600 will be paid in 2024.

For the years ended December 31, 2023 and 2022, rent expense of $195,214 and $205,081, respectively, is included in exploration expense on the Consolidated Statements of Operations. For the years ended December 31, 2023 and 2022, rent expense of $nil and $2,882, respectively, is included in general and administration expense on the Consolidated Statements of Operations.

5.Mineral Properties and Interest

At December 31, 2023 and 2022, the Company’s mineral properties and interest at the Stibnite Gold Project totaled $72,820,365 and $72,519,373, respectively.

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

Included in mineral properties and interest are annual payments made under option agreements, where the Company is entitled to continue to make annual option payments or, ultimately, purchase certain properties. Annual payment due under option agreements during 2024 are approximately $180,000.

As of December 31, 2023, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States SEC Regulation S-K 1300.

Accordingly, development costs related to such reserves will not be capitalized unless they are incurred after such determination. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.

Although the Company has taken steps to review and verify mineral rights to the properties in which it has an interest, in accordance with industry standards for properties in the development stage, these procedures do not guarantee the Company’s title and interests. Mineral title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.

6.Warrant Derivative

In May 2013, the Company issued to Franco-Nevada Corporation (“Franco”) 200,000 share purchase warrants (“Franco Warrants”) for gross proceeds of $350,000. The Franco Warrants were exercisable into 200,000 common shares of the Company at C$12.30 per warrant. The Franco Warrants contained a mandatory conversion feature which required Franco to exercise 100% of the outstanding warrants if, at any time, the volume weighted average trading price of Perpetua Resources’ common shares is equal to or greater than C$32.30 for a period of 30 consecutive trading days. The Franco Warrants expired on May 9, 2023, unexercised.

The exercise price of the Franco Warrants was denominated in Canadian Dollars; however, the functional currency of the Company is the U.S. Dollar. As a result of this difference in currencies, the proceeds that would be received by the Company were not fixed and varied based on foreign exchange rates and the warrants were a derivative and required to be recognized and measured at fair value at each reporting period. Any changes in fair value from period to period were recorded as a gain or loss in the Consolidated Statements of Operations. No circumstances existed in which the Company would be required to pay any cash upon exercise or expiry of the warrants.

A reconciliation of the change in fair values of the derivative is below:

Fair Value of
Warrant Derivative
Balance, December 31, 2021	$100,770
Change in fair value of warrant derivative	(99,038)
Balance, December 31, 2022	1,732
Change in fair value of warrant derivative	(1,732)
Balance, December 31, 2023	—

The fair value of the warrants was calculated using the Black-Scholes valuation model. As of December 31, 2022, the inputs used in the Black-Scholes valuation model were:

December 31,
2022
Share price	C$3.95
Exercise price	C$12.30
Expected term (in years)	0.4
Expected share price volatility	82%
Annual rate of quarterly dividends	0%
Risk-free interest rate	4.0%

7.Equity

a.	Authorized
●	Unlimited number of common shares without par value.
●	Unlimited number of first preferred shares without par value.
●	Unlimited number of second preferred shares without par value.
b.	ATM Offering

On May 12, 2023, the Company entered into the Sales Agreement providing for the sale by the Company, from time to time, of the Company’s common shares having an aggregate gross offering price of up to $20.0 million (the “ATM Offering”). The Company expects to raise relatively small amounts of capital from time to time through the ATM Offering for general corporate purposes, which may include, among other things, general corporate, legal and ASAOC expenses. As of December 31, 2023, the Company sold 894,882 common shares in exchange for proceeds of approximately $2.1 million, which is net of offering costs of approximately $0.7 million. As of December 31, 2023, $17.2 million remained available under the program.

c.	Share based compensation

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

Share based compensation for the years ended December 31, 2023 and 2022 was recognized in the Consolidated Statements of Operations as follows:

	December 31,
	2023	2022
Exploration	$1,594,534	$1,346,515
Corporate salaries and benefits	1,074,728	1,066,398
Directors’ fees	369,142	530,545
Total	$3,038,404	$2,943,458

Share Purchase Options

A summary of share purchase option activity within the Company’s share-based compensation plan for the years ended December 31, 2023 and 2022 is as follows:

		Weighted Average
	Number of Options	Exercise Price (C$)
Balance December 31, 2021	2,497,150	$9.15
Options granted	—	—
Options expired	(305,000)	8.71
Options cancelled or forfeited	(246,500)	9.11
Options exercised	—	—
Balance, December 31, 2022	1,945,650	$9.23
Options granted	—	—
Options expired	(219,400)	7.07
Options cancelled or forfeited	(35,500)	11.48
Options exercised	(25,000)	4.40
Balance, December 31, 2023	1,665,750	$9.54

During the years ended December 31, 2023 and 2022, the Company’s total share based compensation from options was $289,356 and $1,084,969, respectively.

The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the government security rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company. No options were granted during the years ended December 31, 2023 and 2022.

An analysis of outstanding share purchase options as of December 31, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise			Remaining			Remaining
Prices (C$)	Number	Price (C$) [1]	Life[2]	Number	Price (C$) [1]	Life[2]
$3.50 - $5.90	45,000	3.50	1.22	45,000	3.50	1.22
$5.91 - $7.20	426,875	6.26	0.96	426,875	6.26	0.96
$7.21 - $9.70	455,875	9.54	0.64	355,875	9.65	0.20
$9.71 - $11.80	738,000	11.80	2.06	553,500	11.80	2.06
$3.50 - $11.80	1,665,750	9.54	1.36	1,381,250	9.26	1.21

1   Weighted Average Exercise Price (C$)

2   Weighted Average Remaining Contractual Life (Years)

As of December 31, 2023, unvested compensation associated with unvested options is $nil. As of December 31, 2023, the intrinsic value of outstanding and exercisable share purchase options is $23,738 and $23,738, respectively. During the year ended December 31, 2023, the intrinsic value of share purchase options exercised was $30,594. No share purchase options were exercised during the year ended December 31, 2022.

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan that vest over the required service period of the participant.

		Weighted Average
		Grant Date
	Share Units	Fair Value
Unvested, December 31, 2021	42,334	$5.66
Granted	370,098	4.04
Distributed (vested)	(36,168)	5.00
Cancelled	(4,308)	4.03
Unvested, December 31, 2022	371,956	$4.13
Granted	385,039	3.40
Distributed (vested)	(147,506)	4.23
Cancelled	(7,849)	3.72
Unvested, December 31, 2023	601,640	$3.64

During the years ended December 31, 2023 and 2022, the Company awarded 385,039 RSUs (2022: 370,098 RSUs) with a weighted average grant date fair value of $3.40 per RSU (2022: $4.04). During the years ended December 31, 2023 and 2022, the fair value of RSUs distributed was $500,500 and $112,539, respectively.

During the years ended December 31, 2023 and 2022, the Company has recognized $1,262,926 and $949,619, respectively in compensation expense for Restricted Share Units. The Company expects to record an additional $809,359 in compensation expense over the remaining vesting period related to these awards. Unvested units at December 31, 2023 are scheduled to vest as follows:

2024	247,308
2025	232,310
2026	122,022
Total	601,640

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

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2021	10,750	$5.66
Granted	267,451	6.73
Distributed	(3,750)	3.42
Cancelled	(11,185)	5.83
Unvested, December 31, 2022	263,266	$6.77
Granted	301,035	5.80
Distributed	(12,725)	2.74
Cancelled	(4,993)	5.03
Unvested, December 31, 2023	546,583	$6.35

During the years ended December 31, 2023 and 2022, the Company recognized $1,089,214 and $510,321 respectively, in compensation expense related to PSUs and MPSUs. The Company expects to record an additional $1,908,770 million in compensation expense over the next 1.82 years. During the years ended December 31, 2023 and 2022, the fair value of PSUs distributed was $41,790 and $8,072, respectively.

The PSUs and MPSUs are scheduled to vest as follows:

2024	3,500
2025	256,871
2026	276,212
2027	10,000
Total	546,583

PSUs: PSUs vest upon completion of the performance period and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested. Certain vesting provisions also apply in the event of the employee’s termination of employment by the Company without cause or a termination of employment due to the employee’s death, disability, or retirement if certain criteria are met. During the year ended December 31, 2023, PSUs awarded had a weighted average grant date fair value of $3.67 per PSU, or $86,165 in total. During the year ended December 31, 2022, PSUs awarded had a weighted average grant date fair value of $2.97 per PSU, or $52,048 in total.

MPSUs: During the years ended December 31, 2023 and 2022, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the year ended December 31, 2023, the Company awarded 277,535 MPSUs (2022: 249,951 MPSUs) that had a weighted grant date fair value of $5.98 (2022: $6.99) per MPSU or approximately $1.66 million (2022: $1.75 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

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

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan:

		Weighted Average
	Share Units	Grant Date Fair Value
Outstanding, December 31, 2021	29,213	$5.39
Granted	116,462	3.42
Outstanding, December 31, 2022	145,675	3.82
Granted	112,465	3.53
Distributed	(31,566)	3.77
Outstanding, December 31, 2023	226,574	3.68

Under the Plan, the Company may issue DSUs to non-employee directors. During the years ended December 31, 2023 and 2022, 112,465 and 116,462 shares, respectively, with a grant date fair value of $396,908 and $398,549, respectively, were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the Consolidated Statements of Operations. The DSUs are fully vested as of the date of grant. During the years ended December 31, 2023 and 2022, the fair value of DSUs distributed was $109,534 and $nil, respectively.

d.	Warrants

There was a total of 200,000 warrants outstanding as of December 31, 2022. These warrants expired on May 9, 2023.

8.Income taxes

No benefit (provision) has been recognized for the years ended December 31, 2023 and 2022. The United States and Canada components of net loss for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
United States	$13,184,435	$22,300,354
Canada	5,586,745	6,413,177
Total	$18,771,180	$28,713,531

The benefit (provision) for income taxes reported differs from the amount computed by applying the applicable income tax rates to the loss before the tax provision due to the following:

	December 31,
	2023	2022
Income tax benefit computed at statutory rate of 21%	$(3,941,948)	$(6,029,842)
State tax, net of federal tax benefit	(860,095)	(875,304)
Difference in foreign tax rates	(682,386)	(1,027,801)
Change in state tax rate	451,821	1,016,106
Deferred tax adjustments	(1,414,333)	(94,128)
Change in valuation allowance	6,279,227	6,542,458
Non-deductible (taxable) items:
(Gain) loss on derivative liability	(468)	(26,742)
Share based compensation	275,189	726,601
Equity finance costs	(239,618)	(251,259)
Other	132,611	19,911
Income tax provision (benefit)	$—	$—

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2023	2022
Net operating loss carryforward – U.S.	$42,897,060	$41,589,845
Net operating loss carryforward – CAD	10,870,180	9,948,259
Buildings and equipment	423,286	453,716
Mineral interest and properties	19,810,660	37,045,201
Financing costs	510,424	573,432
Environmental obligation	67,717	2,651,486
CWA settlement payable	1,279,100	—
Stock based compensation	2,575,273	—
Other	441,559	440,276
Deferred tax assets	78,875,259	92,702,215
Less valuation allowance	(78,875,259)	(92,702,215)
Net deferred tax assets	$—	$—

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on the weight of all available evidence. The resulting valuation allowance recorded against the net deferred tax assets of the Company is approximately $78.9 million and $92.7 million as of December 31, 2023 and 2022, respectively. At December 31, 2023, approximately $510,000 of the allowance balance relates to future tax benefits that will be credited directly to equity once it is recognized. The changes in the valuation allowance for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Valuation allowance on deferred tax assets, beginning of year	$(92,702,215)	$(86,411,016)
Change related to:
Valuation allowance movement recognized in continuing operations	(6,279,227)	(6,542,458)
Valuation allowance movement associated with mineral property acquisition	20,043,175	—
Valuation allowance movement recognized in equity	63,008	251,259
Valuation allowance on deferred tax assets, end of year	$(78,875,259)	$(92,702,215)

As of December 31, 2023, the Company has U.S. loss carryforwards of approximately $82.5 million that expire in 2029 through 2037 and approximately $93.7 million with no expiration but which are subject to an 80% limitation upon utilization. The Company has state net operating loss carryforwards of approximately $128.8 million that expire in 2033 through 2043 and Canadian loss carryforwards of approximately $40.3 million that expire in 2033 through 2043 available to reduce future years’ income for tax purposes. The deferred tax asset table above reflects the tax-effected balances of the Company’s net operating loss carryforwards using a 25.58% rate for U.S.-based carryforwards and 27.00% rate for Canada-based carryforwards. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations under Section 382 of the Code due to changes in control that may have occurred as a result of recent capital transactions.

In 2023 and 2022, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. and Canada federal jurisdictions, the state of Idaho jurisdiction, and the province of British Columbia jurisdiction. The Company had no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. U.S. tax returns for the years 2020 to 2022 and Canadian tax returns for the years 2019 to 2022 remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions. Tax returns for years prior to 2020 may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

9.Environmental Reclamation Liabilities

On January 15, 2021, the Company agreed to an ASAOC. The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. During the year ended December 31, 2023, the Company spent $10.9 million on activities designed to improve water quality which included moving more than 325,000 tons of legacy mine waste and tailings away from sensitive waterways on site and relocating it to areas where it can be more safely stored. The Company completed most of the early action restoration work in 2023 and estimates $0.8 million in remaining work to be completed in 2024. Movements in the environmental reclamation liability during the years ended December 31, 2023 and 2022 are as follows:

	Years ended December 31,
	2023	2022
Balance at beginning of year	$10,800,936	$9,888,200
Additions	898,173	4,564,611
Work performed on early action items	(10,934,502)	(3,651,875)
Balance at end of year	$764,607	$10,800,936

Current portion	$764,607	$9,590,766
Non-current portion	—	1,210,170
Balance	$764,607	$10,800,936

The Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

10.Commitments and Contingencies

a.	Mining Claim Assessments

The Company currently holds mining claims on which it has an annual assessment obligation of $275,992 to maintain the claims in good standing. The Company is committed to these payments indefinitely. Related to the Mining Claims Assessments is a $335,000 bond related to the Company’s exploration activities.

b.	Stibnite Foundation

Upon formation of the Stibnite Foundation on February 26, 2019, the Company became contractually liable for certain future payments to the Stibnite Foundation based on several triggering events, including receipt of a Final Record of Decision issued by the USFS, receipt of all permits and approvals necessary for commencement of construction, commercial production, and of the final reclamation phase. These payments could begin as early as the fourth quarter of 2024 based on the current permitting schedule and range from $0.1 million to $1.0 million (upon commencement of final reclamation phase) in cash and 150,000 common shares of the Company. During commercial production, the Company will make payments to the Stibnite Foundation equal to 1% of Total Comprehensive Income less debt repayments, or a minimum of $0.5 million each year.

The Stibnite Foundation will support projects that benefit the communities surrounding the Stibnite Gold Project and was created through the establishment of the Community Agreement between Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

c.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of December 31, 2023, the option payments due on these properties in 2024 are approximately $180,000, which will be paid next year. The agreements include options to extend.

d.	Off balance sheet arrangements

The Corporation has no off-balance sheet arrangements as of December 31, 2023 and the date of this Annual Report.

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

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, on October 2, 2023 the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with prejudice will follow after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the parties will submit a Stipulation of Dismissal with Prejudice to the court. The Company recognized an expense of $5.0 million during the year ended December 31, 2023. At December 31, 2023, CWA settlement payable current portion is $2,000,000 with the remaining $3,000,000 classified as long-term.

The voluntary CERCLA ASAOC entered into by the Company, the U.S. EPA, and the United States Department of Agriculture requires numerous early cleanup actions to occur over the next several years at the Stibnite Gold Project site (the “Stibnite Site”). Perpetua Resources Idaho, Inc. is executing the Phase 1 early cleanup actions (known under CERCLA as “time critical removal actions”) that, upon final work plan approval by the federal agencies, are designed to efficiently improve water quality in a number of areas on the Stibnite Site. Construction of time critical removal actions began in the summer of 2022, and significant progress was achieved to complete the voluntary Phase 1 Stibnite Site cleanup during the limited 2023 work season. During the year ended December 31, 2023, the Company spent $10.9 million dedicated to improve water quality which included moving more than 325,000 tons of legacy mine waste and tailings away from sensitive waterways on the Stibnite Site and relocating it to areas where it can be more safely stored. The Company completed most of the early action restoration work in 2023 and estimates $0.8 million in remaining work to be completed in 2024. Other longer-term proposed actions relating to Project operations are being evaluated through the NEPA process.

11.Government Grants:

The Company has been awarded government grants by the U.S. Department of Defense (“DOD”) as described below. Accounting for these DOD grants does not fall under Accounting Standard Codification 606, Revenue from Contracts with Customers, as the DOD does not meet the definition of a customer under this standard. The DOD grant proceeds, which will be used to reimburse expenses incurred, meet the definition of grants related to expenses as the primary purpose for the payments is to fund research and development on trisulfides and the advancement of the Company’s Stibnite Gold Project.

During the years ended December 31, 2023 and 2022, grant income, which is included within other income (expense) on the Consolidated Statements of Operations, included the following:

	Years ended December 31,
Government Grant	2023	2022
SBIR	$124,997	$75,000
DPA	15,601,205	—
DOTC	5,351,680	—
Total	$21,077,882	$75,000

At December 31, 2023 and 2022, grant receivable, which is included in receivables on the Consolidated Balance Sheets, include the following:

	As at December 31,
Government Grant	2023	2022
SBIR	$—	$50,000
DPA	1,232,025	—
DOTC	1,895,745	—
Total	$3,127,770	$50,000

Information regarding each individual grant is as follows:

Small Business Innovation Research (“SBIR”) Grant: In September 2022, the Company was awarded two separate funding grants from the U.S. Department of Defense (“DOD”) Defense Logistics Agency (“DLA”) totaling $200,000 to study the domestic production of military-grade antimony trisulfide. The programs were complete in September 2023 so no additional grant income is anticipated under the program.

Defense Production Act (“DPA”) Grant: On December 16, 2022, the Company entered into an undefinitized Technology Investment Agreement (“TIA”) with the DOD - Air Force Research Laboratory for an award of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million. The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a Final Record of Decision, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant will be used primarily to reimburse the Company for certain costs incurred over the next 24 months related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. The Company anticipates recognizing approximately $37,000,000 of additional grant income in 2024. During the years ended December 31, 2023 and 2022, the Company was reimbursed $14,369,177 and $nil, respectively, for certain costs incurred.

DOD Ordnance Technology Consortium (“DOTC”) Grant: On August 18, 2023, the Company’s wholly owned subsidiary, Perpetua Resources Idaho, Inc., was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction authority of the DOD through the DOTC. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. The Company anticipates recognizing approximately $6,800,000 of additional grant income in 2024. During the year ended December 31, 2023, the Company received cash from this grant of $3,455,934, for reimbursement of certain costs incurred of $3,085,656 and 12% fee income of $370,278. During the year ended December 31, 2023, grant income includes $573,394 of 12% fee income earned on costs incurred.

12.	Subsequent Events:

On February 12, 2024, the Company announced it was conditionally awarded up to $34.6 million in additional funding under the existing TIA. Full funding of the additional award is conditioned on modifying the existing TIA to expand the in-scope work for advancing permits and construction readiness. The amendment will not change any other material terms of the definitized TIA. The modification is anticipated to be completed in the first quarter of 2024. Under the modified TIA, Perpetua may request reimbursement for certain costs incurred through June 30, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The DPA funding does not interrupt the ongoing NEPA review.

On March 13, 2024, Laurel Sayer tendered her notice of resignation to the Board, notifying the Company of her resignation as President and Chief Executive Officer and as a Director of the Company, effective March 14, 2024, and retirement from the Company on April 1, 2025 (the “Retirement Date”). Ms. Sayer will serve as Senior Advisor to the Chief Executive Officer effective March 14, 2024 until the Retirement Date. On March 14, 2024, the Company announced that the Board appointed (i) Jonathan Cherry to serve as President and Chief Executive Officer of the Company and as a Director of the Company to fill the vacancy created by Ms. Sayer’s resignation and (ii) Jessica Largent, Chief Financial Officer of the Company, as an additional Director of the Company, in each case, effective March 14, 2024.

On March 21, 2024, the Company entered into a royalty agreement with a wholly-owned subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) pursuant to which Perpetua, through its subsidiaries, sold Franco-Nevada a royalty on the future payable silver production from the Project in exchange for a cash payment of $8.5 million. Under the agreement, Franco-Nevada will receive all of the payable silver by-product revenue over the life-of-mine, subject to the terms of the agreement. Perpetua intends to use the proceeds for general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of the report:
(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	See Item 15(b)

(b)	Exhibits:

Exhibit No.	Exhibit or Financial Statement Schedule

1.1*

Controlled Equity OfferingSM Sales Agreement by and between Cantor Fitzgerald & Co. and Perpetua Resources Corp., dated as of May 12, 2023 (incorporated by reference to Exhibit 1.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the SEC on May 12, 2023).

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

10.2 *#

Technology Investment Agreement between the United States of America and Perpetua Resources Idaho, Inc., as modified as of July 25, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10 - Q for its quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023).

10.3*+

Employment Agreement between Laurel Sayer and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.4*+

First Amendment to Employment Agreement between Laurel Sayer and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024).

10.5*+

Employment Agreement between Jessica Largent and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.6*+

Amendment to Employment Agreement between Jessica Largent and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).

10.7*+

Employment Agreement between Alan Haslam and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.8*+

Employment Agreement between Mckinsey Lyon and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.9*+

Employment Agreement between Michael Bogert and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.10*+

Employment Agreement between Michael Wright and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023)

10.11*+

Employment Agreement between Jonathan Cherry and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024).

10.12+	Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-256925) filed with the SEC on June 9, 2021).
10.13+	2011 Evergreen Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
10.14*+

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

10.17*+

Form Restricted Share Unit Award Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.18*+

Form Performance Share Unit Award Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.19*+

Form Deferred Share Unit Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.20+

Form Former Director Consulting Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.21+	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).
10.22

Transition Agreement between Midas Gold Corp. and Paulson & Co. Inc., dated December 3, 2020 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Christopher Dail.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
96.1	Technical Report Summary, Revision 1, amended as of June 6, 2022 (incorporated by reference to Exhibit 96.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2022).
97.1+	Perpetua Resources Corp. Incentive-Based Compensation Clawback Policy, adopted as of November 8, 2023.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Compensatory plan or agreement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
#	Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERPETUA RESOURCES CORP.

Date: March 26, 2024	By:	/s/ Jonathan Cherry
Name: Jonathan Cherry
Title: President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Cherry	President, Chief Executive Officer and Director	March 26, 2024
Jonathan Cherry	(Principal Executive Officer)

/s/ Jessica Largent	Chief Financial Officer and Director	March 26, 2024
Jessica Largent	(Principal Financial and Accounting Officer)

/s/ Marcelo Kim	Chairman	March 26, 2024
Marcelo Kim

/s/ Andrew Cole	Director	March 26, 2024
Andrew Cole

/s/ Bob Dean	Director	March 26, 2024
Bob Dean

/s/ Laura Dove	Director	March 26, 2024
Laura Dove

/s/ Rich Haddock	Director	March 26, 2024
Rich Haddock

/s/ Jeff Malmen	Director	March 26, 2024
Jeff Malmen

/s/ Chris Robison	Director	March 26, 2024
Chris Robison

/s/ Alex Sternhell	Director	March 26, 2024
Alex Sternhell