Form 10-Q
period 2024-03-31
PERPETUA RESOURCES CORP.
filed 2024-05-10
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 64,510,511 common shares outstanding.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. These factors include, but are not limited to, the following:

●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due and to continue as a going concern;
●	access to capital and suitable financing sources to fund the exploration, permitting, development and construction of the Project (as defined below);
●	permitting timelines and requirements, including with respect to the timing and outcome of the Final Environmental Impact Statement (“FEIS”), the draft Record of Decision, the Final Record of Decision and other permitting processes;
●	the intended environmental and other outcomes of the South Fork Salmon Water Quality Enhancement Fund (the “Fund”) related to the Nez Perce Tribe’s Clean Water Act (“CWA”) lawsuit, good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project and the anticipated source of funding of the Company’s payments required under the Settlement Agreement (as defined below);
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	timing, costs and potential success of future activities on the Company’s properties, including but not limited to development and operating costs in the event that a production decision is made;
●	potential results of exploration, development and environmental protection and remediation activities;
●	future outlook and goals;
●	current or future litigation or environmental liability;
●	global economic, political and social conditions and financial markets, including inflationary pressures and elevated interest rates;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	loss of key executives or inability to hire or retain key executives or employees to support the construction, permitting and operations;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions as to production rates, operating cost, recovery and metal costs; that any additional financing needed will be available when needed on reasonable terms; that the current exploration, development, environmental and other objectives concerning the Company’s Stibnite Gold Project (the “Project” or “Stibnite Gold Project”) can be achieved and that the Company’s other corporate activities will proceed as expected; that the formal review process under the National Environmental Policy Act (“NEPA”) (including a joint review process involving the United States Forest Service (“USFS” or “Forest Service”), the State of Idaho and other agencies and regulatory bodies) as well as the environmental impact statements will proceed in a timely manner and as expected; payment and other settlement conditions under the final Settlement Agreement filed on August 8, 2023 and approved by the United States District Court for the District of Idaho on October 2, 2023 to resolve the CWA litigation (the “Settlement Agreement”) will proceed on the anticipated timeline and terms, the parties will engage in good faith discussions regarding the Project and the Fund, that the Project will receive necessary permits and approvals, that Perpetua will be able to successfully obtain financing for the Project, and that all requisite information will be available in a timely manner; that the current price and demand for gold and other metals will be sustained or will improve; that general business and economic conditions will not change in a materially adverse manner and that all necessary governmental approvals for the planned exploration, development and environmental protection activities on the Project will be obtained in a timely manner and on acceptable terms; and that the continuity of economic and political conditions and operations of the Company will be sustained.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,040,313	$3,229,462
Receivables	1,907,192	3,181,152
Prepaid expenses	495,817	443,312
	10,443,322	6,853,926
NON-CURRENT ASSETS
Buildings and equipment, net	376,707	385,049
Right-of-use assets	11,298	27,898
Environmental reclamation bond (Note 5)	3,000,000	3,000,000
Mineral properties and interest (Note 3)	64,485,200	72,820,365
TOTAL ASSETS	$78,316,527	$83,087,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$2,743,758	$4,997,226
Lease liabilities	11,297	27,897
CWA settlement payable (Note 6)	1,500,000	2,000,000
Environmental reclamation liabilities (Note 5)	700,412	764,607
	4,955,467	7,789,730
NON-CURRENT LIABILITIES
CWA settlement payable (Note 6)	3,000,000	3,000,000
TOTAL LIABILITIES	7,955,467	10,789,730

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY (Note 4)
Common shares, no par value, unlimited shares authorized, 64,351,878 and 64,123,456 shares outstanding, respectively	619,428,017	618,581,910
Additional paid-in capital	34,575,532	34,413,562
Accumulated deficit	(583,642,489)	(580,697,964)
TOTAL SHAREHOLDERS’ EQUITY	70,361,060	72,297,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,316,527	$83,087,238

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,
	2024	2023
EXPENSES
Corporate salaries and benefits	$466,747	$390,983
Depreciation	26,361	16,954
Directors’ fees	262,633	221,262
Exploration	6,542,360	5,706,425
Environmental liability expense (Note 5)	153,429	1,118,303
General and administration	141,784	162,488
Professional fees	407,479	277,483
Shareholder and regulatory	124,542	151,413
OPERATING LOSS	8,125,335	8,045,311

OTHER EXPENSES (INCOME)
Grant income	(5,169,738)	(3,281,711)
Interest income	(16,537)	(162,463)
Other expenses (income)	5,465	(1,044)
Total other expenses (income)	(5,180,810)	(3,445,218)

NET LOSS	$2,944,525	$4,600,093

NET LOSS PER SHARE, BASIC AND DILUTED	$0.05	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	64,123,456	63,018,308

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2024 and 2023

	Common Shares		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCE, December 31, 2022	63,011,777	$615,553,448	$32,203,858	$(561,926,784)	$85,830,522
Share based compensation	—	—	840,827	—	840,827
Share units distributed	115,256	449,909	(449,909)	—	—
Exercise of options	12,500	64,687	(24,015)	—	40,672
Net loss for the period	—	—	—	(4,600,093)	(4,600,093)
BALANCE, March 31, 2023	63,139,533	$616,068,044	$32,570,761	$(566,526,877)	$82,111,928

BALANCE, December 31, 2023	64,123,456	$618,581,910	$34,413,562	$(580,697,964)	$72,297,508
Share based compensation	—	—	1,008,077	—	1,008,077
Share units distributed	228,422	846,107	(846,107)	—	—
Net loss for the period	—	—	—	(2,944,525)	(2,944,525)
BALANCE, March 31, 2024	64,351,878	$619,428,017	$34,575,532	$(583,642,489)	$70,361,060

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(2,944,525)	$(4,600,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation (Note 4)	1,008,077	840,827
Depreciation	26,361	16,954
Change in fair value of warrant derivative	—	(1,732)
Environmental liability expense (Note 5)	153,429	1,118,303
Unrealized foreign exchange loss (gain)	1,488	(131)
Changes in:
Receivables	1,273,960	(1,080,828)
Prepaid expenses	(52,505)	(81,914)
Trade and other payables	(2,253,468)	(21,833)
Environmental reclamation liabilities	(217,624)	(337,690)
CWA settlement payable	(500,000)	—
Net cash used in operating activities	(3,504,807)	(4,148,137)

INVESTING ACTIVITIES:
Proceeds from sale of silver royalty interest, net	8,335,165	—
Purchase of building and equipment	(18,019)	—
Net cash provided by investing activities	8,317,146	—

FINANCING ACTIVITIES:
Proceeds from exercise of options	—	40,672
Net cash provided by financing activities	—	40,672

Effect of foreign exchange on cash and cash equivalents	(1,488)	130

Net increase (decrease) in cash and cash equivalents	4,810,851	(4,107,335)
Cash and cash equivalents, beginning of period	3,229,462	22,667,047
Cash and cash equivalents, end of period	$8,040,313	$18,559,712

CASH AND CASH EQUIVALENTS
Cash	$4,521,943	$5,126,811
Investment savings accounts	3,518,370	9,225,915
GICs and term deposits	—	4,206,986
Total cash and cash equivalents	$8,040,313	$18,559,712

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

The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024 may not be indicative of results expected for the full year ending December 31, 2024. Management estimates that the Company’s 2024 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the three month period ended March 31, 2024.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported.

The Company’s latest liquidity forecast indicates that available cash resources and other sources of liquidity are expected to be exhausted in the fourth quarter of 2024, after giving effect to the silver royalty entered into in March 2024. Although the Company’s current capital resources and liquidity include up to $59.2 million in funding awarded under the modified Technology Investment Agreement (“TIA”) pursuant to Title III of the Defense Production Act (“DPA”), such funding is available only for the specified costs related to permitting, environmental baseline data monitoring, environmental and technical studies, and advancing construction readiness and is not available to fund the Company’s costs pursuant to its Administrative Settlement and Order on Consent (“ASAOC”) obligations and certain corporate expenses, including payments under the Settlement Agreement (as defined below). Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. However, there can be no assurance that the Company will be successful in obtaining such funding.

On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20.0 million. Sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise funds under the program, at acceptable share prices or at all. As of March 31, 2024, $17.2 million remains available under the program.

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The Company’s potential dilutive common shares include outstanding share purchase options, restricted share units, performance share units, deferred share units and warrants. Potentially dilutive shares as of March 31, 2024 and 2023, are as follows:

	March 31,
	2024	2023
Share purchase options	1,314,875	1,778,250
Share units	2,261,290	1,374,218
Warrants	—	200,000
Balance	3,576,165	3,352,468

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

2.Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

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

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $64,485,200 and $72,820,365 as of March 31, 2024 and December 31, 2023, respectively.

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

On March 21, 2024, Perpetua Resources and its subsidiaries granted a perpetual 100% NSR royalty on the future payable silver production from the Project to Franco-Nevada Idaho Corporation (“Franco-Nevada”) for gross proceeds of $8,500,000. The silver royalty agreement applies to the same properties as the gold royalty previously purchased by Franco-Nevada in 2013. The silver royalty agreement provides a mechanism whereby Franco-Nevada can receive minimum payments equal to 100% of the payable silver from the sale of dore commencing in the seventh calendar year following commercial production and ending upon the completion of the fifteenth calendar year following commercial production. The silver royalty agreement also provides Franco-Nevada an option upon the occurrence of certain conditions precedent (including achieving commercial production) to pay the Company a contingent payment and receive a royalty on any silver payable from the production of antimony concentrate from the Project. The Company incurred costs of $164,835 associated with this transaction. The net proceeds of $8,335,165 were recorded as a reduction to the carrying value of the mineral properties and interests during the three months ended March 31, 2024.

The Company’s obligations under the gold and silver royalty agreements with Franco-Nevada are secured by a continuing security interest and a first priority lien on certain collateral including the land and mineral interests comprising the Project.

Included in mineral properties and interest are annual payments made under option agreements, where the Company is entitled to continue to make annual option payments or, ultimately, purchase certain properties. Annual payment due under option agreements during 2024 are approximately $180,000.

As of March 31, 2024, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States SEC Regulation S-K 1300.

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

On May 12, 2023, the Company entered into the Sales Agreement providing for the sale by the Company, from time to time, of the Company’s common shares having an aggregate gross offering price of up to $20 million (the “ATM Offering”). The Company expects to raise relatively small amounts of capital from time to time through the ATM Offering for general corporate purposes, which may include, among other things, general corporate, legal and ASAOC expenses. During the twelve month period ended December 31, 2023, the Company sold 894,882 common shares in exchange for proceeds of approximately $2.1 million which is net of offering costs of approximately $0.7 million. No common shares were sold during the three months ended March 31, 2024. As of March 31, 2024, $17.2 million remained available under the program.

c.	Share based compensation

Share based compensation was recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 as follows:

	Three months ended March 31,
	2024	2023
Exploration	$447,110	$372,687
Corporate salaries and benefits	298,334	246,970
Directors’ fees	262,633	221,170
Total	$1,008,077	$840,827

Share purchase options

A summary of share purchase option activity within the Company’s share-based compensation plan (the “Plan”) for the year ended December 31, 2023 and three months ended March 31, 2024 is as follows:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2022	1,945,650	$9.23
Options exercised	(25,000)	4.40
Options cancelled or forfeited	(35,500)	11.48
Options expired	(219,400)	7.07
Balance December 31, 2023	1,665,750	$9.54
Options exercised	—	—
Options cancelled or forfeited	—	—
Options expired	(350,875)	9.52
Balance March 31, 2024	1,314,875	$9.54

During the three months ended March 31, 2024, the Company’s total share based compensation from options was $nil (2023: $80,320). No options were granted during the three months ended March 31, 2024 nor 2023. During the three months ended March 31, 2024 and 2023, the intrinsic value of share purchase options exercised was $nil and $12,470, respectively.

An analysis of outstanding share purchase options as of March 31, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise			Remaining			Remaining
Prices (C$)	Number	Price (C$)[1]	Life[2]	Number	Price (C$)[1]	Life[2]
$3.50 - $5.90	45,000	3.50	0.97	45,000	3.50	0.97
$5.91 - $7.20	401,875	6.20	0.76	401,875	6.20	0.76
$7.21 - $9.70	130,000	9.13	1.95	40,000	9.13	1.95
$9.71 - $11.80	738,000	11.80	1.81	738,000	11.80	1.81
$3.50 - $11.80	1,314,875	9.54	1.47	1,224,875	9.57	1.44
[1]	Weighted Average Exercise Price (C$)
[2]	Weighted Average Remaining Contractual Life (Years)

As of March 31, 2024, all unvested options are expected to vest and there is no unvested compensation. As of March 31, 2024, the intrinsic value of outstanding and exercisable share purchase options is $70,871.

Restricted Share Units

A summary of restricted share units (“RSUs”) activity awarded under the Plan for the year ended December 31, 2023 and three months ended March 31, 2024 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2022	371,956	$4.13
Granted	385,039	3.40
Distributed (vested)	(147,506)	4.23
Cancelled	(7,849)	3.72
Unvested, December 31, 2023	601,640	3.64
Granted	515,128	3.02
Distributed (vested)	(228,422)	3.70
Cancelled	(2,285)	3.72
Unvested, March 31, 2024	886,061	$3.26

During the three months ended March 31, 2024, the Company awarded 515,128 RSUs (2023: 370,039 RSUs) with a weighted average grant date fair value of $3.02 per RSU (2023: $3.42) or approximately $1.6 million in total (2023: $1.3 million).

During the three months ended March 31, 2024 and 2023, the Company has recognized $328,800 and $299,628, respectively, in compensation expense related to RSUs and expects to record an additional $1.9 million in compensation expense over the next 1.74 years. The unvested units expected to vest of March 31, 2024 are scheduled to vest as follows:

Remainder of 2024	18,333
2025	438,945
2026	249,818
2027	148,023
Total	855,119

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met.

Performance Share Units

A summary of performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan for the year ended December 31, 2023 and three months ended March 31, 2024 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2022	263,266	$6.77
Granted	301,035	5.80
Distributed	(12,725)	2.74
Cancelled	(4,993)	5.03
Unvested, December 31, 2023	546,583	$6.35
Granted	509,502	4.75
Distributed	—	—
Cancelled	(1,142)	5.15
Unvested, March 31, 2024	1,054,943	$5.58

During the three months ended March 31, 2024 and 2023, the Company has recognized $380,639 and $220,558, respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $3.8 million in compensation expense over the next 2.19 years. The unvested units expected to vest as of March 31, 2024 are scheduled to vest as follows:

Remainder of 2024	3,500
2025	444,772
2026	216,694
2027	328,448
Total	993,414

PSUs: These PSUs vest upon completion of the performance period and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested. During the three months ended March 31, 2024, the Company awarded 120,000 PSUs (2023: nil PSUs) that had a weighted average grant date fair value of $3.95 (2023: $nil), or $474,000 (2023: $nil) in total.

MPSUs: During the three months ended March 31, 2024 and 2023, the Company awarded MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the three months ended March 31, 2024, the Company awarded 389,502 MPSUs (2023: 277,535 MPSUs) that had a weighted grant date fair value of $5.00 (2023: $5.98) per MPSU or approximately $1.9 million (2023: $1.7 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

	2024	2023
Grant date fair value	$5.00	$5.98
Risk-free interest rate	4.38%	4.15%
Expected term (in years)	3.0	3.0
Expected share price volatility	57.36%	65.74%
Expected dividend yield	—	—

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

Deferred Share Units

A summary of deferred share units (“DSUs”) awarded under the Plan for the year ended December 31, 2023 and three months ended March 31, 2024 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2022	145,675	$3.82
Granted	112,465	3.53
Distributed	(31,566)	3.77
Outstanding, December 31, 2023	226,574	3.68
Granted	93,712	3.19
Distributed	—	—
Outstanding, March 31, 2024	320,286	3.54

Under the Plan, the Company may issue DSUs to non-employee directors. During the three months ended March 31, 2024 and 2023, 93,712 and 67,075 shares, respectively, with a fair value of $298,638 and $240,321,respectively, were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the unaudited condensed consolidated statements of operations.

d.	Warrants

There was a total of 200,000 warrants outstanding as of December 31, 2022 that expired on May 9, 2023.

5.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an ASAOC. The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. During the quarter ended March 31, 2024, the Company spent $0.2 million on ASAOC activities and estimates $0.7 million in remaining work to be completed in 2024. Movements in the environmental reclamation liability during the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
	2024	2023
Balance at beginning of period	$764,607	$10,800,936
Additions	153,429	1,118,303
Work performed on early action items	(217,624)	(337,690)
Balance at end of period	$700,412	$11,581,549

Current portion	$700,412	$10,695,372
Non-current portion	—	886,177
Balance at end of period	$700,412	$11,581,549

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

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of March 31, 2024, the option payments due on these properties in 2024 are $180,000, which will be paid this year. The agreements include options to extend.

d.	Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2024 and the date of this Quarterly Report.

e.Legal Update

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act (“CWA”) related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Corporation promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Subsequently, the Corporation filed an answer generally denying liability and later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the United States Forest Service (“USFS” or “Forest Service”) alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government. Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. Environmental Protection Agency (“U.S. EPA”) and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service without prejudice. The remaining parties to the ongoing legal proceeding agreed to stay the litigation and explore Alternative Dispute Resolution options through court-ordered mediation.

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. This includes $4 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with full prejudice will follow after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the parties will submit a Stipulation of Dismissal with Prejudice to the court. The Company recognized an expense of $5 million during the second quarter of 2023. During the three month period ended March 31, 2024, the Company made a $500,000 payment. At March 31, 2024, CWA settlement payable current portion is $1,500,000 with the remaining $3,000,000 classified as long-term.

The voluntary CERCLA ASAOC entered into by the Corporation, the U.S. EPA, and the United States Department of Agriculture requires numerous early cleanup actions to occur over the next several years at the Stibnite Gold Project site (the “Stibnite Site”). Perpetua Resources Idaho, Inc. is presently developing and executing the Phase 1 early cleanup actions (known under CERCLA as “time critical removal actions”) that, after final work plan approval by the federal agencies, are designated to efficiently improve water quality in a number of areas on the Stibnite Site. Construction of time critical removal actions began in the summer of 2022, and significant progress was achieved to complete the voluntary Phase 1 Stibnite Site cleanup during the limited work seasons. During the quarter ended March 31, 2024, the Company spent $0.2 million on ASAOC activities and estimates $0.7 million in remaining work to be completed in 2024. Other longer-term proposed actions relating to Project operations are being evaluated through the NEPA process.

7.Government Grants

The Company has been awarded government grants by the U.S. Department of Defense (“DOD”) as described below. Accounting for these DOD grants does not fall under Accounting Standard Codification 606, Revenue from Contracts with Customers, as the DOD does not meet the definition of a customer under this standard. The DOD grant proceeds, which will be used to reimburse expenses incurred, meet the definition of grants related to expenses as the primary purpose for the payments is to fund research and development on antimony trisulfide and the advancement of the Company’s Stibnite Gold Project.

During the three months ended March 31, 2024 and 2023, grant income, which is included within other income (expense) on the Consolidated Statements of Operations, included the following:

	Three months ended March 31,
Government Grant	2024	2023
SBIR	$—	$74,998
DPA	2,609,261	3,206,713
DOTC	2,560,477	—
Total	$5,169,738	$3,281,711

At March 31, 2024 and December 31, 2023, grant receivable, which is included in receivables on the Consolidated Balance Sheets, include the following:

	March 31,	December 31,
	2024	2023
DPA	$884,158	$1,232,025
DOTC	966,082	1,895,745
Total	$1,850,240	$3,127,770

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

Defense Production Act (“DPA”) Grant: On December 16, 2022, the Company entered into an undefinitized Technology Investment Agreement (“TIA”) with the DOD - Air Force Research Laboratory for an award of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a Final Record of Decision, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant will be used primarily to reimburse the Company for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. The Company anticipates recognizing approximately $13,200,000 of additional grant income for the three months ended June 30, 2024. During the three months ended March 31, 2024 and 2023, the Company was reimbursed $2,957,131 and $2,059,661, respectively, for certain costs incurred.

DOD Ordnance Technology Consortium (“DOTC”) Grant: On August 18, 2023, the Company’s wholly owned subsidiary, Perpetua Resources Idaho, Inc., was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction Authority of the DOD through the DOTC. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. The Company anticipates recognizing approximately $500,000 of additional grant income for the next three months ended June 30, 2024. During the three months ended March 31, 2024, the Company received cash from this grant of $3,490,141, for reimbursement of certain costs incurred of $3,116,197 and 12% fee income of $373,944. During the three months ended March 31, 2024, grant income includes $274,337 of 12% fee income earned on costs incurred.

8.Subsequent Events:

On April 8, 2024, the Company announced that it received a non-binding and conditional Letter of Interest from the Export-Import Bank of the United States (“EXIM”) for potential debt financing of up to $1.8 billion through EXIM’s “Make More in America” and “China and Transformational Exports Program” (“CTEP”) initiatives. The Letter of Interest indicates the transaction may also be eligible for special consideration under Section 402 of EXIM’s 2019 reauthorization (P.L. 116-94), which directs EXIM to take steps to mitigate the competitive impact of export support provided by the People’s Republic of China and other covered countries for opportunities such as this one under EXIM’s CTEP initiative. The Company expects to submit a formal application to EXIM in 2024. Upon receipt of an application for financing, EXIM will conduct the due diligence necessary to determine if a final commitment may be issued. Any final commitment will be dependent on meeting EXIM’s underwriting criteria, authorization process, finalization and satisfaction of terms and conditions. All final commitments must comply with EXIM policies as well as program, legal and eligibility requirements, including completion of the ongoing National Environmental Policy Act process which is expected to be completed by the end of the year.

On May 2, 2024, the Company received approval of the previously announced modification to the DPA TIA for an award of $34,412,114 in additional funding under the TIA and entered into an amendment to the TIA increasing the total amount of the TIA to $59,224,176. Under the modified TIA, Perpetua may request reimbursement for certain costs incurred through June 16, 2025. The amendment does not change any other material terms of the definitized TIA, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2024 and 2023 with our consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

First Quarter 2024 Highlights

●	Zero lost time incidents or reportable environmental spills.
●	Awarded additional conditional funding of up to $34.4 million under the TIA
●	Appointed mining veteran Jonathan Cherry as new President and CEO and as a Director
●	Appointed Jessica Largent, Chief Financial Officer, as a Director
●	Received $8.5 million in cash from Franco-Nevada through a new royalty agreement for net smelter return royalty on future payable silver production from the Project properties
●	Received indication for up to $1.8 billion financing from Export-Import Bank of the United States for the Stibnite Gold Project

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

Ancillary Permitting

The Company continued to advance work on several ancillary permits which are being progressed in parallel with the NEPA process. Recent updates include:

●	The U.S. Army Corps of Engineers continues to process the Company’s 404 permit application and Compensatory Mitigation Plan after the comment period ended in October 2023.
●	The public comment period on the Company’s request for the 401 Water Quality Certification by the Idaho Department of Environmental Quality (“IDEQ”) ended in April 2024.
●	The USFS Biological Assessment was deemed acceptable to begin formal Section 7 consultation by the U.S. Fish and Wildlife Service and the National Marine Fisheries Service in April 2024.
●	The Company submitted a Tailings Storage Facility (“TSF”) dam safety application to Idaho Department of Water Resources (“IDWR”) in July 2023. IDWR sent a letter of conditional approval for the Company’s Stage 1 TSF in October 2023.
●	The Company submitted a cyanidation facility permit application in August 2023 to IDEQ. IDEQ issued a letter of incompleteness in September 2023. The Company expects to resubmit an updated permit application in the second quarter of 2024.
●	The Final Point of Compliance determination was issued in August 2023 and the Company submitted the required groundwater sampling and well installation plans in October 2023.

Previously submitted permit applications that are continuing through the administrative review process and include Clean Air Act Permit to Construct and Idaho Pollutant Discharge Elimination System industrial outfalls with IDEQ in addition to water rights with IDWR.

Department of Defense Funding

In December 2022, Perpetua Resources was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. The funding objective of the TIA, issued by the Air Force Research Laboratory, is to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. The DPA funding allows the Company to advance the construction readiness of the Stibnite Gold Project while the Company continues through the ongoing permitting process, led by the USFS. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The DPA funding does not interrupt the ongoing NEPA review process. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. Perpetua Resources is evaluating other U.S. government funding opportunities, including programs available through the DOD. During the three months ended March 31, 2024, $2,609,261 was recognized as grant income related to the TIA. The Company anticipates recognizing approximately $13,200,000 of additional grant income during the three months ended June 30, 2024. During the three months ended March 31, 2024, the Company was reimbursed $2,957,131 for certain costs incurred.

On August 18, 2023, the Company’s wholly owned subsidiary, Perpetua Resources Idaho, Inc. was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction authority of the DOD through the DOD Ordnance Technology Consortium (“DOTC”). The OTIA will build on research conducted under a previously announced Small Business Innovation Research Grant. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. During the three months ended March 31, 2024, $2,560,477 was recognized as grant income related to the OTIA. The Company anticipates recognizing approximately $500,000 of additional grant income for the next three months ended June 30, 2024. During the three months ended March 31, 2024, the Company was reimbursed $3,490,141 for certain costs incurred of $3,116,197 and 12% fee income of $373,944.

Construction Readiness Activities

The Company is advancing construction readiness activities in parallel with the permitting process and these activities are reimbursable under the DPA funding outlined above. Recent updates include:

●	Appointed mining veteran Jonathan Cherry as new President and CEO
●	Appointed Vice President of Projects to lead the Stibnite Gold Project,
●	Continued construction manager general contractor contract negotiations with Ames Construction, while advancing constructability reviews, value engineering studies, and detailed engineering for the Burntlog Route, the Company’s proposed access route, with Ames and the road design consultants,
●	Continued power line detailed scoping and engineering with Idaho Power, who has now engaged Kiewit, and identified long-lead items required for power line construction, and,
●	Ausenco Awarded Basic and Value Engineering Scope for the Stibnite Gold Project.

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

See Note 6(e) to the Interim Financial Statements for the three months ended March 31, 2024 for more information regarding the CWA lawsuit and the terms of the settlement.

Liquidity

After giving effect to the receipt of the $8.5 million upfront payment from Franco-Nevada under the silver royalty on March 21, 2024, the Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted in the fourth quarter of 2024. Although the Company’s current capital resources and liquidity include up to $59.2 million in funding awarded under the modified TIA pursuant to Title III of the DPA, such funding is available only for the specified costs related to permitting, environmental baseline data monitoring, environmental and technical studies, and advancing construction readiness and is not available to fund the Company’s costs under its ASAOC obligations and certain corporate expenses, including under the Settlement Agreement. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting and environmental monitoring activities on the current timeline as well as additional liquidity to begin advancing construction readiness in 2024, due to costs of the ASAOC restoration obligations, payment obligations under the Settlement Agreement and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. See “—Liquidity and Capital Resources” for more information.

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” section.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	For the three months ended March 31,
	2024	2023
EXPENSES
Corporate salaries and benefits	$466,747	$390,983
Depreciation	26,361	16,954
Directors’ fees	262,633	221,262
Exploration	6,542,360	5,706,425
Environmental liability expense	153,429	1,118,303
General and administration	141,784	162,488
Professional fees	407,479	277,483
Shareholder and regulatory	124,542	151,413
OPERATING LOSS	8,125,335	8,045,311

OTHER EXPENSES (INCOME)
Grant income	(5,169,738)	(3,281,711)
Interest income	(16,537)	(162,463)
Other expenses (income)	5,465	(1,044)
Total other expenses (income)	(5,180,810)	(3,445,218)

NET LOSS	$2,944,525	$4,600,093

Net Loss

Net loss for the three months ended March 31, 2024 was $2.9 million compared with a net loss of $4.6 million for the three months ended March 31, 2023. This $1.7 million decrease compared to the prior year period was primarily attributable to a $1.9 million increase in grant income and a $1.0 million decrease in environmental liability expense partially offset by an increase of $0.8 million in exploration expense and a decrease of $0.1 million in interest income. As noted above, for the three months ended March 31, 2024, the Company’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the three months ended March 31, 2024 were 19% higher than the 2023 comparative period due to higher share-based compensation.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units). This expense for the three months ended March 31, 2024 was 19% higher than the 2023 comparative period due to higher share-based compensation.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations, engineering, permitting, environmental, legal and sustainability costs. The Company’s exploration expenses of $6.5 million during the three months ended March 31, 2024 were $0.8 million, or 15%, higher than the three months ended March 31, 2023, primarily due to a $2.5 million increase in engineering offset by a $1.5 million decrease in permitting and a $0.2 million decrease in legal and sustainability costs.

Additional details of expenditures incurred are as follows:

	For the three months ended March 31,
	2024	2023
Consulting and labor cost	$1,679,368	$1,540,501
Engineering	2,840,799	367,568
Environmental and reclamation	101,419	41,095
Field operations and drilling support	417,373	456,918
Legal and sustainability	258,146	506,184
Permitting	1,245,255	2,794,159
TOTAL EXPLORATION	$6,542,360	$5,706,425

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the three months ended March 31, 2024, the total cost estimate to complete Phase 1 early cleanup actions increased $0.2 million driven by additional adit removal analysis required and higher reporting costs. As of March 31, 2024, the estimate for the remaining environmental liability was $0.7 million, all of which is expected to be incurred in 2024.

General and Administration

This expense is predominantly insurance policies for the U.S. offices. This expense for the three months ended March 31, 2024 was 13% lower than the 2023 comparative period primarily due to lower insurance premiums.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. This expense for the three months ended March 31, 2024 was 47% higher than the 2023 comparative period driven by higher legal, accounting and consulting fees.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. This expense for the three months ended March 31, 2024 was 18% lower than the 2023 comparative period primarily due to lower marketing costs.

Grant Income

This income results from funding grants awarded to the Company from the DOD to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income increased $1.9 million for the three months ended March 31, 2024 due to the DOTC grant which did not exist during the comparable period in 2023.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income decreased $145,926 in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of lower cash balances.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of March 31, 2024, Perpetua Resources had cash and cash equivalents totaling approximately $8.0 million, approximately $1.9 million in receivables, principally from DOD grants, $0.5 million in prepaid assets, and $2.7 million in trade and other payables.

In December 2022, the Company was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project, which includes reimbursement of employee wages for activities included in the scope of the TIA. During the three months ended March 31, 2024, $2,609,261 was recognized as grant income related to the TIA. During the three months ended March 31, 2024, the Company was reimbursed $2,957,131 for certain costs incurred, and received reimbursement of an additional $0.9 million in April 2024 under the TIA with respect to expenses incurred in the three months ended March 31, 2024.

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

Although the Company’s current capital resources and liquidity include up to $59.2 million in funding awarded under the modified TIA pursuant to Title III of the DPA, such funding is available only for the specified costs described above and is not available to fund the Company’s costs under its ASAOC obligations and certain corporate expenses, including payments under the Settlement Agreement. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting on the current timeline as well as additional liquidity to begin advancing construction readiness in 2024, due to costs of the ASAOC restoration obligations, payments under the Settlement Agreement and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof.

The Company’s latest liquidity forecast after giving effect to the silver royalty payment indicates that available cash resources for expenses not eligible for reimbursement under the DPA funding are expected to be exhausted in the fourth quarter of 2024. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20.0 million. As of March 31, 2024, $17.2 million remained available under the program. Future sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise additional funds under the program, at acceptable share prices or at all.

We believe our plans outlined above to obtain sufficient funding will be successful although there is no certainty that these plans will result in needed liquidity for a reasonable period of time. However, our expectation of incurring ASAOC costs, contributions due under the Settlement Agreement and other costs in the foreseeable future that are not eligible for DPA funding reimbursement and the need for additional funding to further support the development of our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the unaudited condensed consolidated financial statements are issued. The future receipt of potential funding from equity, debt, pursuit of additional government funding opportunities and/or other means cannot be considered probable at this time because these plans are not entirely within our control as of the date hereof.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Our anticipated expenditures for the fiscal year 2024 are approximately $50.1 million, of which approximately $37.0 million are expected to be funded from the DPA reimbursements and the remainder from cash on hand. These expenditures include an estimated $11.8 million to fund permitting of the Stibnite Gold Project, $14.4 million for general corporate purposes, project financing and administrative costs, $17.7 million for engineering and design work, $5.2 million for field operations and approximately $1.0 million to advance early restoration under the ASAOC. These costs are subject to change due to cost over-runs, delays or other unbudgeted events, such as effects of inflation. Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $1,263 million as of the third quarter of 2020 according to the TRS.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for alleged violations of the Clean Water Act (“CWA”) related to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Corporation promptly filed a motion to dismiss and, in the alternative, a motion to stay the litigation. Both motions were denied. Subsequently, the Corporation filed an answer generally denying liability and later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the United States Forest Service (“USFS” or “Forest Service”) alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government.

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

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the three months ended March 31, 2024, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information.

a.On May 10, 2024, Michael Bogert, then serving as General Counsel of Perpetua Resources Idaho, Inc. (the “Company”) provided notice of his resignation as General Counsel, and entered into a Transition and Separation Agreement (the “Agreement”) with the Company, effective May 10, 2024.

Pursuant to the terms of the Agreement, on May 10, 2024 (the “Transition Date”), Mr. Bogert will cease to serve as General Counsel or as any executive officer of the Company and will transition into the role of Special Counsel to the Company and will continue to serve in this transition role until his separation from the Company on May 10, 2025 unless his employment is terminated earlier at the election of either party (such period through the date of his termination of employment, the “Transition Period”).  During the Transition Period and subject to Mr. Bogert’s timely execution of a confirming release agreement and compliance with his commitments under the Agreement (including certain confidentiality requirements and other restrictive covenants), Mr. Bogert will continue to receive his current salary and benefits and will continue to be eligible to receive a bonus covering the period of his continued employment, but he will not receive any new grants of equity compensation plan awards.  However, his options, outstanding time-based restricted stock unit awards, and performance based restricted stock unit awards previously granted under the equity compensation plans maintained by Perpetua Resources, Inc. (“Perpetua”) will continue to vest throughout the Transition Period and otherwise be subject to the terms and conditions of such equity compensation plans and applicable award agreements.  If Mr. Bogert’s employment is terminated by the Company without “Cause” (as such term is defined in Mr. Bogert’s employment agreement dated August 21, 2018) (the “Employment Agreement”) prior to May 10, 2025, then he will be entitled to receive a lump sum payment equal to the amount of his continued base salary that would have otherwise been paid to him from such earlier termination date through the May 10, 2025, as well as the full payment of his annual bonus for 2024, if not already paid, which shall be in an amount no less than the annual bonus received for the 2023 bonus year. The payments and benefits provided to Mr. Bogert under the Agreement shall supersede and replace any other payments or benefits he might otherwise be eligible to receive under his Employment Agreement.

The foregoing description of the Agreement is qualified by reference to the full text of the Agreement, a copy of which is expected to be filed as an exhibit to Perpetua’s Form 10-Q for the quarter ending June 30, 2024, and the full text of the previously filed award agreements evidencing Mr. Bogert’s outstanding equity awards.

b.None

c.None

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
10.1*+

First Amendment to Employment Agreement between Laurel Sayer and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024).

10.2*+

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

Date: May 10, 2024	PERPETUA RESOURCES CORP.

	By:	/s/ Jonathan Cherry
	Name:	Jonathan Cherry
	Title:	President, Chief Executive Officer and Director