Form 10-Q
period 2024-06-30
PERPETUA RESOURCES CORP.
filed 2024-08-09
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 64,595,447 common shares outstanding.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. These factors include, but are not limited to, the following:

●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due and to continue as a going concern;
●	access to capital and suitable financing sources to fund the exploration, permitting, development and construction of the Project (as defined below);
●	permitting timelines and requirements, including with respect to the timing, review process, and outcome of the Final Environmental Impact Statement (“FEIS”), the draft Record of Decision, the Final Record of Decision and other permitting processes;
●	the Company’s plans to submit a financing application to the Export - Import Bank of the United States (“EXIM”), the prospects of successfully securing financing from EXIM on acceptable terms, or at all, and the expected timing of, and benefits to the Project (as defined below) of, securing such financing from EXIM;
●	the intended environmental and other outcomes of the South Fork Salmon Water Quality Enhancement Fund (the “Fund”) related to the Nez Perce Tribe’s Clean Water Act (“CWA”) lawsuit, good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project and the anticipated source of funding of the Company’s payments required under the Settlement Agreement (as defined below);
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	timing, costs and potential success of future activities on the Company’s properties, including but not limited to development and operating costs in the event that a production decision is made;
●	potential results of exploration, development and environmental protection and remediation activities;
●	future outlook and goals;
●	current or future litigation or environmental liability;
●	global economic, political and social conditions and financial markets, including inflationary pressures and elevated interest rates;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	loss of key executives or inability to hire or retain key executives or employees to support the construction, permitting and operations;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,882,785	$3,229,462
Receivables	7,609,136	3,181,152
Prepaid expenses	754,752	443,312
	10,246,673	6,853,926
NON-CURRENT ASSETS
Buildings and equipment, net	504,899	385,049
Right-of-use assets	60,722	27,898
Environmental reclamation bond (Note 5)	3,000,000	3,000,000
Mineral properties and interest (Note 3)	64,485,250	72,820,365
TOTAL ASSETS	$78,297,544	$83,087,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$4,326,321	$4,997,226
Lease liabilities	60,721	27,897
CWA settlement payable (Note 6)	1,500,000	2,000,000
Environmental reclamation liabilities (Note 5)	786,972	764,607
	6,674,014	7,789,730
NON-CURRENT LIABILITIES
CWA settlement payable (Note 6)	3,000,000	3,000,000
TOTAL LIABILITIES	9,674,014	10,789,730

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY (Note 4)
Common shares, no par value, unlimited shares authorized, 64,593,552 and 64,123,456 shares outstanding, respectively	621,022,849	618,581,910
Additional paid-in capital	34,916,885	34,413,562
Accumulated deficit	(587,316,204)	(580,697,964)
TOTAL SHAREHOLDERS’ EQUITY	68,623,530	72,297,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,297,544	$83,087,238

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
EXPENSES
Corporate salaries and benefits	$579,431	$421,185	$1,046,178	$812,168
Depreciation	31,392	18,748	57,753	35,702
Directors’ fees	54,449	58,848	317,082	280,110
Exploration	10,464,037	6,312,627	17,006,397	12,019,052
Environmental liability expense	414,197	(536,366)	567,626	581,937
CWA settlement expense (Note 6)	—	5,000,000	—	5,000,000
General and administration	121,353	131,791	263,137	294,279
Professional fees	385,536	367,601	793,015	645,084
Shareholder and regulatory	139,323	145,717	263,865	297,130
OPERATING LOSS	12,189,718	11,920,151	20,315,053	19,965,462

OTHER EXPENSES (INCOME)
Grant income	(8,475,643)	(4,085,746)	(13,645,381)	(7,367,457)
Interest income	(42,821)	(163,587)	(59,358)	(326,050)
Other expenses (income)	2,461	1,934	7,926	890
Total other expenses (income)	(8,516,003)	(4,247,399)	(13,696,813)	(7,692,617)

NET LOSS	$3,673,715	$7,672,752	$6,618,240	$12,272,845

NET LOSS PER SHARE, BASIC AND DILUTED	$0.06	$0.12	$0.10	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	64,514,387	63,164,231	64,317,594	63,091,673

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Common Shares		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCE, December 31, 2022	63,011,777	$615,553,448	$32,203,858	$(561,926,784)	$85,830,522
Share based compensation	—	—	840,827	—	840,827
Share units distributed	115,256	449,909	(449,909)	—	—
Exercise of options	12,500	64,687	(24,015)	—	40,672
Net loss for the period	—	—	—	(4,600,093)	(4,600,093)
BALANCE, March 31, 2023	63,139,533	616,068,044	32,570,761	(566,526,877)	82,111,928
Share based compensation	—	—	784,282	—	784,282
Share units distributed	13,334	54,936	(54,936)	—	—
Exercise of options	12,500	66,034	(24,515)	—	41,519
Net loss for the period	—	—	—	(7,672,752)	(7,672,752)
BALANCE, June 30, 2023	63,165,367	$616,189,014	$33,275,592	$(574,199,629)	$75,264,977

BALANCE, December 31, 2023	64,123,456	$618,581,910	$34,413,562	$(580,697,964)	$72,297,508
Share based compensation	—	—	1,008,077	—	1,008,077
Share units distributed	228,422	846,107	(846,107)	—	—
Net loss for the period	—	—	—	(2,944,525)	(2,944,525)
BALANCE, March 31, 2024	64,351,878	619,428,017	34,575,532	(583,642,489)	70,361,060
Share based compensation	—	—	950,158	—	950,158
Restricted and performance shares units distributed	13,333	54,932	(54,932)	—	—
Exercise of share purchase options	228,341	1,539,900	(553,873)	—	986,027
Net loss for the period	—	—	—	(3,673,715)	(3,673,715)
BALANCE, June 30, 2024	64,593,552	$621,022,849	$34,916,885	$(587,316,204)	$68,623,530

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(6,618,240)	$(12,272,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation (Note 4)	1,958,235	1,625,109
Depreciation	57,753	35,702
Change in fair value of warrant derivative	—	(1,732)
Environmental liability expense (Note 5)	567,626	581,937
Unrealized foreign exchange loss (gain)	3,089	(1,794)
Gain on sale of equipment	(13,333)	(25,000)
Changes in:
Receivables	(4,427,984)	(2,907,450)
Prepaid expenses	(311,440)	(321,157)
Trade and other payables	(670,905)	2,146,619
CWA settlement payable	(500,000)	5,000,000
Environmental reclamation liabilities	(545,261)	(2,375,690)
Net cash used in operating activities	(10,500,460)	(8,516,301)

INVESTING ACTIVITIES:
Proceeds from sale of silver royalty	8,335,115	—
Purchase of building and equipment	(176,270)	(154,719)
Proceeds from sale of equipment	12,000	25,000
Net cash provided by (used in) investing activities	8,170,845	(129,719)

FINANCING ACTIVITIES:
Proceeds from exercise of share purchase options	986,027	82,191
Net cash provided by financing activities	986,027	82,191

Effect of foreign exchange on cash and cash equivalents	(3,089)	1,794

Net increase (decrease) in cash and cash equivalents	(1,346,677)	(8,562,035)
Cash and cash equivalents, beginning of period	3,229,462	22,667,047
Cash and cash equivalents, end of period	$1,882,785	$14,105,012

NONCASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$65,972	$65,061

CASH AND CASH EQUIVALENTS
Cash	$1,030,335	$3,481,313
Investment savings accounts	852,450	6,415,345
GICs and term deposits	—	4,208,354
Total cash and cash equivalents	$1,882,785	$14,105,012

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

The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2023. Operating results for the six months ended June 30, 2024 may not be indicative of results expected for the full year ending December 31, 2024. Management estimates that the Company’s 2024 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the six month period ended June 30, 2024.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported.

The Company’s latest liquidity forecast indicates that available cash resources and other sources of liquidity are expected to be exhausted in the fourth quarter of 2024. Although the Company’s current capital resources and liquidity include up to $59.2 million in funding awarded under the modified Technology Investment Agreement (“TIA”) pursuant to Title III of the Defense Production Act (“DPA”), such funding is available only for the specified costs related to permitting, environmental baseline data monitoring, environmental and technical studies, and advancing construction readiness and is not available to fund the Company’s costs pursuant to its Administrative Settlement and Order on Consent (“ASAOC”) obligations and certain corporate expenses, including payments under the Settlement Agreement (as defined below). Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. However, there can be no assurance that the Company will be successful in obtaining such funding.

On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20.0 million. Sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise funds under the program, at acceptable share prices or at all. As of June 30, 2024, $17.2 million remains available under the program.

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

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and vesting and distribution of awarded share units, if dilutive. The Company’s potential dilutive common shares include outstanding share purchase options, restricted share units, performance share units, and deferred share units. Potentially dilutive shares as of June 30, 2024 and 2023, are as follows:

	June 30
	2024	2023
Share purchase options	1,086,534	1,765,750
Share units	2,258,428	1,380,407
Balance	3,344,962	3,146,157

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

2.Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We continue to evaluate the impact of this update however we do not expect any significant changes to our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We continue to evaluate the impact of this update however we do not expect any significant changes to our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $64,485,250 and $72,820,365 as of June 30, 2024 and December 31, 2023, respectively.

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

On March 21, 2024, Perpetua Resources and its subsidiaries granted a perpetual 100% NSR royalty on the future payable silver production from the Project to Franco-Nevada Idaho Corporation (“Franco-Nevada”) for gross proceeds of $8,500,000. The silver royalty agreement applies to the same properties as the gold royalty previously purchased by Franco-Nevada in 2013. The silver royalty agreement provides a mechanism whereby Franco-Nevada can receive minimum payments equal to 100% of the payable silver from the sale of dore commencing in the seventh calendar year following commercial production and ending upon the completion of the fifteenth calendar year following commercial production. The silver royalty agreement also provides Franco-Nevada an option upon the occurrence of certain conditions precedent (including achieving commercial production) to pay the Company a contingent payment and receive a royalty on any silver payable from the production of antimony concentrate from the Project. The Company incurred costs of $164,835 associated with this transaction. The net proceeds of $8,335,115 were recorded as a reduction to the carrying value of the mineral properties and interests during the six months ended June 30, 2024.

The Company’s obligations under the gold and silver royalty agreements with Franco-Nevada are secured by a continuing security interest and a first priority lien on certain collateral including the land and mineral interests comprising the Project.

Included in mineral properties and interest are annual payments made under option agreements, where the Company is entitled to continue to make annual option payments or, ultimately, purchase certain properties. Annual payments due under option agreements during 2024 are approximately $180,000.

As of June 30, 2024, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States SEC Regulation S-K 1300.

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

On May 12, 2023, the Company entered into the Sales Agreement providing for the sale by the Company, from time to time, of the Company’s common shares having an aggregate gross offering price of up to $20 million (the “ATM Offering”). The Company expects to raise relatively small amounts of capital from time to time through the ATM Offering for general corporate purposes, which may include, among other things, general corporate, legal and ASAOC expenses. During the twelve month period ended December 31, 2023, the Company sold 894,882 common shares in exchange for proceeds of approximately $2.1 million which is net of offering costs of approximately $0.7 million. No common shares were sold during the three and six months ended June 30, 2024. As of June 30, 2024, $17.2 million remained available under the program.

c.	Share based compensation

Share based compensation was recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Exploration	$500,819	$442,549	$947,929	$815,236
Corporate salaries and benefits	394,890	282,606	693,224	529,576
Directors’ fees	54,449	59,127	317,082	280,297
Total	$950,158	$784,282	$1,958,235	$1,625,109

Share purchase options

A summary of share purchase option activity within the Company’s share-based compensation plan (the “Plan”) for the year ended December 31, 2023 and six months ended June 30, 2024 is as follows:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2022	1,945,650	$9.23
Options exercised	(25,000)	4.40
Options cancelled or forfeited	(35,500)	11.48
Options expired	(219,400)	7.07
Balance December 31, 2023	1,665,750	$9.54
Options exercised	(228,341)	5.91
Options cancelled or forfeited	—	—
Options expired	(350,875)	9.52
Balance June 30, 2024	1,086,534	$10.31

During the three and six months ended June 30, 2024 and 2023, the Company’s total share based compensation from options was $nil (2023: $83,722) and $nil (2023: $164,042), respectively. No options were granted during the six months ended June 30, 2024 nor 2023. During the three and six months ended June 30, 2024, the intrinsic value of share purchase options exercised was $441,143 (2023: $18,124) and $441,143 (2023: $30,594), respectively.

An analysis of outstanding share purchase options as of June 30, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise			Remaining			Remaining
Prices (C$)	Number	Price (C$)[1]	Life[2]	Number	Price (C$)[1]	Life[2]
$3.50 - $5.90	20,000	3.50	0.72	20,000	3.50	0.72
$5.91 - $7.20	198,534	6.20	0.52	198,534	6.20	0.52
$7.21 - $9.70	130,000	9.13	1.70	40,000	9.13	1.70
$9.71 - $11.80	738,000	11.80	1.56	738,000	11.80	1.56
$3.50 - $11.80	1,086,534	10.31	1.37	996,534	10.41	1.34
[1]	Weighted Average Exercise Price (C$)
[2]	Weighted Average Remaining Contractual Life (Years)

As of June 30, 2024, all unvested options are expected to vest and there is no unvested compensation. As of June 30, 2024, the intrinsic value of outstanding and exercisable share purchase options is $185,211 and $185,211, respectively.

Restricted Share Units

A summary of restricted share units (“RSUs”) activity awarded under the Plan for the year ended December 31, 2023 and six months ended June 30, 2024 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2022	371,956	$4.13
Granted	385,039	3.40
Distributed (vested)	(147,506)	4.23
Cancelled	(7,849)	3.72
Unvested, December 31, 2023	601,640	3.64
Granted	515,128	3.02
Distributed (vested)	(241,755)	3.72
Cancelled	(2,285)	3.72
Unvested, June 30, 2024	872,728	$3.25

During the six months ended June 30, 2024, the Company awarded 515,128 RSUs (2023: 370,039 RSUs) with a weighted average grant date fair value of $3.02 per RSU (2023: $3.42) or approximately $1.6 million in total (2023: $1.3 million).

During the three and six months ended June 30, 2024 and 2023, the Company has recognized $363,142 (2023: $350,791) and $691,941 (2023: $650,419), respectively, in compensation expense related to RSUs and expects to record an additional $1.6 million in compensation expense over the next 1.57 years. The unvested units of June 30, 2024 are scheduled to vest as follows:

Remainder of 2024	5,000
2025	438,945
2026	249,818
2027	148,023
Total	841,786

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met.

Performance Share Units

A summary of performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan for the year ended December 31, 2023 and six months ended June 30, 2024 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2022	263,266	$6.77
Granted	301,035	5.80
Distributed	(12,725)	2.74
Cancelled	(4,993)	5.03
Unvested, December 31, 2023	546,583	$6.35
Granted	509,502	4.75
Distributed	—	—
Cancelled	(1,142)	5.15
Unvested, June 30, 2024	1,054,943	$5.58

During the three and six months ended June 30, 2024 and 2023, the Company has recognized $532,567 (2023: $287,579) and $913,206 (2023: $508,137), respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $3.3 million in compensation expense over the next 2.0 years. The unvested units of June 30, 2024 are scheduled to vest as follows:

Remainder of 2024	3,500
2025	377,233
2026	283,862
2027	328,448
Total	993,043

PSUs: These PSUs vest upon completion of the performance period and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested. During the six months ended June 30, 2024, the Company awarded 120,000 PSUs (2023: 3,500 PSUs) that had a weighted average grant date fair value of $3.95 (2023: $4.79), or $474,000 (2023: $16,765) in total.

Market-based PSUs: During the six months ended June 30, 2024 and 2023, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the six months ended June 30, 2024, the Company awarded 389,502 MPSUs (2023: 277,535 MPSUs) that had a weighted grant date fair value of $5.00 (2023: $5.98) per MPSU or approximately $1.9 million (2023: $1.7 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

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

Deferred Share Units

A summary of deferred share units (“DSUs”) awarded under the Plan for the year ended December 31, 2023 and six months ended June 30, 2024 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2022	145,675	$3.82
Granted	112,465	3.53
Distributed	(31,566)	3.77
Outstanding, December 31, 2023	226,574	3.68
Granted	104,183	3.39
Distributed	—	—
Outstanding, June 30, 2024	330,757	3.59

Under the Plan, the Company may issue DSUs to non-employee directors. During the three and six months ended June 30, 2024, 10,471 (2023: 16,023) and 104,183 (2023: 83,098) share units, respectively, with a fair value of $54,449 (2023: $62,190) and $353,087 (2023: $302,511) were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the unaudited condensed consolidated statements of operations.

d.	Warrants

There was a total of 200,000 warrants outstanding as of December 31, 2022 that expired on May 9, 2023.

5.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an ASAOC. The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. During the six months ended June 30, 2024, the Company spent $0.5 million on ASAOC activities and estimates $0.8 million in remaining work to be completed in 2024. Movements in the environmental reclamation liability during the six months ended June 30, 2024 and 2023 are as follows:

	Six months ended June 30,
	2024	2023
Balance at beginning of period	$764,607	$10,800,936
Additions	567,626	581,937
Work performed on early action items	(545,261)	(2,375,690)
Balance at end of period	$786,972	$9,007,183

Current portion	$786,972	$8,412,823
Non-current portion	—	594,360
Balance at end of period	$786,972	$9,007,183

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

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of June 30, 2024, the option payments due on these properties in 2024 are approximately $180,000, which will be paid this year. The agreements include options to extend.

d.	Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2024 and the date of this Quarterly Report.

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

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. This includes $4 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with full prejudice will follow after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the parties will submit a Stipulation of Dismissal with Prejudice to the court. The Company recognized an expense of $5 million during the second quarter of 2023. During the six month period ended June 30, 2024, the Company made the initial $500,000 legal expense payment. As of June 30, 2024, CWA settlement payable current portion is $1,500,000 with the remaining $3,000,000 classified as long-term.

The voluntary CERCLA ASAOC entered into by the Corporation, the U.S. EPA, and the United States Department of Agriculture requires numerous early cleanup actions to occur over the next several years at the Stibnite Gold Project site (the “Stibnite Site”). Perpetua Resources Idaho, Inc. is presently developing and executing the Phase 1 early cleanup actions (known under CERCLA as “time critical removal actions”) that, after final work plan approval by the federal agencies, are designed to efficiently improve water quality in a number of areas on the Stibnite Site. Construction of time critical removal actions began in the summer of 2022, and significant progress was achieved to complete the voluntary Phase 1 Stibnite Site cleanup during the limited work seasons. During the six months ended June 30, 2024, the Company spent $0.5 million on ASAOC activities and estimates $0.8 million in remaining work to be completed in 2024. Other longer-term proposed actions relating to Project operations are being evaluated through the NEPA process.

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

During the three and six months ended June 30, 2024 and 2023, grant income, which is included within other income (expense) on the Consolidated Statements of Operations, included the following:

	Three months ended June 30,		Six months ended June 30,
Government Grant	2024	2023	2024	2023
SBIR	$—	$25,000	$—	$99,998
DPA	8,440,373	4,060,746	11,049,634	7,267,459
DOTC	35,270	—	2,595,747	—
Total	$8,475,643	$4,085,746	$13,645,381	$7,367,457

At June 30, 2024 and December 31, 2023, grant receivable, which is included in receivables on the Consolidated Balance Sheets, include the following:

	June 30,	December 31,
	2024	2023
DPA	$7,531,166	$1,232,025
DOTC	25,000	1,895,745
Total	$7,556,166	$3,127,770

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

Defense Production Act (“DPA”) Grant: On December 16, 2022, the Company entered into an undefinitized Technology Investment Agreement (“TIA”) with the DOD - Air Force Research Laboratory for an award of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a Final Record of Decision, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant will be used primarily to reimburse the Company for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. The Company anticipates recognizing approximately $15,000,000 of additional grant income for the three months ended September 30, 2024. During the three and six months ended June 30, 2024, the Company was reimbursed $1,793,364 (2023: $2,184,944) and $4,750,495 (2023: $4,244,605), respectively, for certain costs incurred.

DOD Ordnance Technology Consortium (“DOTC”) Grant: On August 18, 2023, the Company’s wholly owned subsidiary, Perpetua Resources Idaho, Inc., was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction Authority of the DOD through the DOTC. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. The Company anticipates recognizing approximately $900,000 of additional grant income for the next three months ended September 30, 2024. During the three and six months ended June 30, 2024, the Company received cash from this grant of $976,352 and $4,466,493 respectively, for reimbursement of certain costs incurred of $871,743 and $3,987,940 and 12% fee income of $104,609 and $478,553, respectively. During the three month and six months ended June 30, 2024, grant income includes $3,779 and $278,116, respectively,of 12% fee income earned on costs incurred. No grant income was earned during the six months ended June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023 with our consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Second Quarter 2024 Highlights

●	Zero lost time incidents or reportable environmental spills.
●	Awarded additional funding of up to $34.4 million under the TIA.
●	Received indication for up to $1.8 billion financing from Export-Import Bank of the United States for the Stibnite Gold Project
●	Published 2023 Sustainability Report, the Company’s eleventh annual sustainability report.

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

On January 1, 2024, the USFS released an updated schedule for the Project that stated the USFS expected to publish a FEIS and a Draft Record of Decision in the second quarter of 2024 and a Final Record of Decision (“ROD”) in the fourth quarter of 2024. The USFS has confirmed that cooperating agency review of the FEIS is complete and both documents are completing final consultations and reviews in Washington D.C. As a result, management anticipates the publication of a FEIS and Draft Record of Decision in the third quarter of 2024 and a Final Record of Decision (“ROD”) in the fourth quarter of 2024. The publication of the permitting schedule does not indicate any commitments on the part of the USFS regarding the content or timing of a final decision. In developing the FEIS, the USFS may select an action based on components of each of the alternatives analyzed in the SDEIS. Furthermore, the USFS is not bound by the permitting schedule and anticipated milestones may be delayed materially or not be satisfied.

Ancillary Permitting

The Company continued to advance work on several ancillary permits which are being progressed in parallel with the NEPA process. Recent updates include:

●	The U.S. Army Corps of Engineers continues to process the Company’s 404 permit application and Compensatory Mitigation Plan after the public comment period ended in October 2023.
●	The USFS Biological Assessment was deemed acceptable to begin formal Endangered Species Act Section 7 consultation by the U.S. Fish and Wildlife Service and the National Marine Fisheries Service in April 2024.
●	In May 2024, Idaho Department of Environmental Quality (“IDEQ”) issued its final 401 Water Quality Certification for the Project.
●	The Company submitted a Tailings Storage Facility (“TSF”) dam safety application to Idaho Department of Water Resources (“IDWR”) in July 2023. IDWR sent a letter of conditional approval for the Company’s Stage 1 TSF in October 2023.
●	The Company submitted a cyanidation facility permit application in August 2023 to IDEQ. IDEQ issued a letter of incompleteness in September 2023. The Company expects to resubmit an updated permit application in the third quarter of 2024.
●	The Idaho Ground Water Management Final Point of Compliance determination was issued in August 2023 and the Company submitted the required groundwater sampling and well installation plans in October 2023.

Previously submitted permit applications that are continuing through the administrative review process and include Clean Air Act Permit to Construct and Idaho Pollutant Discharge Elimination System industrial outfalls with IDEQ in addition to water rights with IDWR. Regarding the 401 certification discussed above, the U.S. EPA determined not to make a “may affect” finding of downstream neighboring jurisdiction water quality under Section 401(a)(2) of the Clean Water Act, but a state administrative review contested case was filed by petitioners June 28 2024.

Department of Defense Funding

In December 2022, Perpetua Resources was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. The funding objective of the TIA, issued by the Air Force Research Laboratory, is to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. The DPA funding allows the Company to advance the construction readiness of the Stibnite Gold Project while the Company continues through the ongoing permitting process, led by the USFS. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The DPA funding does not interrupt the ongoing NEPA review process. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. Perpetua Resources is evaluating other U.S. government funding opportunities, including programs available through the DOD. During the three months and six months ended June 30, 2024, $8,440,373 and $11,049,634, respectively, was recognized as grant income related to the TIA. The Company anticipates recognizing approximately $15,000,000 of additional grant income for the three months ended September 30, 2024. During the three and six months ended June 30, 2024, the Company was reimbursed $1,793,364 (2023: $2,184,944) and $4,750,495 (2023: $4,244,605), respectively, for certain costs incurred.

On August 18, 2023, the Company’s wholly owned subsidiary, Perpetua Resources Idaho, Inc. was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction authority of the DOD through the DOD Ordnance Technology Consortium (“DOTC”). The OTIA will build on research conducted under a previously announced Small Business Innovation Research Grant. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. During the three months and six months ended June 30, 2024, $35,270 and $2,595,747, respectively, was recognized as grant income related to the OTIA. The Company anticipates recognizing approximately $900,000 of additional grant income for the next three months ended September 30, 2024. During the three and six months ended June 30, 2024, the Company received cash from this grant of $976,352 and $4,466,493 respectively, for reimbursement of certain costs incurred of $871,743 and $3,987,940 and 12% fee income of $104,609 and $478,553, respectively. During the three month and six months ended June 30, 2024, grant income includes $3,779 and $278,116, respectively, of 12% fee income earned on costs incurred. No grant income was earned during the six months ended June 30, 2023.

Construction Readiness Activities

The Company is advancing construction readiness activities in parallel with the permitting process and these activities are reimbursable under the DPA funding outlined above. Recent updates include:

●	Appointed mining veteran Jonathan Cherry as new President and CEO,
●	Appointed Vice President of Projects to lead the Stibnite Gold Project,
●	Executed construction manager general contractor contract with Ames Construction, while advancing constructability reviews, value engineering studies, and detailed engineering for the Burntlog Route, the Company’s proposed access route, with Ames and the road design consultants,
●	Continued power line detailed scoping and engineering with Idaho Power, who has now engaged Kiewit, and identified long-lead items required for power line construction,
●	Ausenco was awarded Basic and Value Engineering Scope for the Stibnite Gold Project,
●	Hired key subject matter experts for the Owner’s Team to guide Basic Engineering and overall construction readiness, and
●	Ausenco and supporting consultants progressed basic and value engineering for their respective work streams.

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

Nez Perce Tribe Litigation Settlement

On August 8, 2023, the Company and the Nez Perce Tribe (“Parties”) filed a final Settlement Agreement (“Settlement Agreement”) to resolve a Clean Water Act (“CWA”) lawsuit brought by the Nez Perce Tribe in 2019. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period, which includes $4.0 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed, and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Perpetua intends to fund these payments from cash on hand or funds expected to be raised in connection with construction and operation of the Project. Following a 45-day review period by the United States Justice Department and the U.S. Environmental Protection Agency (the “U.S. EPA”), the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with full prejudice will follow after completion of Perpetua’s required payments.

See Note 6(e) to the Interim Financial Statements for the three and six months ended June 30, 2024 for more information regarding the CWA lawsuit and the terms of the settlement.

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

Results of Operations

Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
EXPENSES
Corporate salaries and benefits	$579,431	$421,185	$1,046,178	$812,168
Depreciation	31,392	18,748	57,753	35,702
Directors’ fees	54,449	58,848	317,082	280,110
Exploration	10,464,037	6,312,627	17,006,397	12,019,052
Environmental liability expense	414,197	(536,366)	567,626	581,937
CWA settlement expense (Note 6)	—	5,000,000	—	5,000,000
General and administration	121,353	131,791	263,137	294,279
Professional fees	385,536	367,601	793,015	645,084
Shareholder and regulatory	139,323	145,717	263,865	297,130
OPERATING LOSS	12,189,718	11,920,151	20,315,053	19,965,462

OTHER EXPENSES (INCOME)
Grant income	(8,475,643)	(4,085,746)	(13,645,381)	(7,367,457)
Interest income	(42,821)	(163,587)	(59,358)	(326,050)
Other expenses (income)	2,461	1,934	7,926	890
Total other expenses (income)	(8,516,003)	(4,247,399)	(13,696,813)	(7,692,617)

NET LOSS	$3,673,715	$7,672,752	$6,618,240	$12,272,845

Net Loss

Net loss for the three months ended June 30, 2024 was $3.7 million compared with a net loss of $7.7 million for the three months ended June 30, 2023. This $4.0 million decrease compared to the prior year period was primarily attributable to $5.0 million recognized for CWA settlement expense in the 2023 period and an increase of $4.2 million in exploration expense in the 2024 period offset by a $4.4 million increase in grant income and a $1.0 million increase in environmental liability expenses during the three months ended June 30, 2024.

Net loss for the six months ended June 30, 2024 was $6.6 million compared with a net loss of $12.3 million for the six months ended June 30, 2023. This $5.7 million decrease compared to the prior year period was primarily attributable to a $6.3 million increase in grant income, a $5.0 million decrease in CWA settlement expense, and a $0.3 million decrease in interest income offset by a $5.0 million increase in exploration expenses. As noted above, for the six months ended June 30, 2024, the Company’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the three and six months ended June 30, 2024 were 38% and 29% higher than the 2023 comparative periods primarily due to increased share-based compensation and higher salaries.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units). This expense for the three months ended June 30, 2024 was 7% lower than the 2023 comparative period due to slightly lower share-based compensation. This expense for the six months ended June 30, 2024 was 13% higher than the 2023 comparative periods due to higher share-based compensation.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations, engineering, permitting, environmental, legal and sustainability costs. The Company’s exploration expenses of $10.5 million during the three months ended June 30, 2024 were $4.2 million, or 66%, higher than the three months ended June 30, 2023 primarily due to a $4.0 million increase in engineering and a $0.4 million increase in consulting and labor costs. These increases were offset by a decrease of $0.5 million in permitting costs.

The Company’s exploration expenses of $17.0 million during the six months ended June 30, 2024 were $5.0 million, or 41%, higher than the six months ended June 30, 2023 primarily due to a $6.5 million increase in engineering, $0.5 million increase in consulting and labor costs. These increases were offset by a decrease of $2.1 million in permitting costs. Additional details of expenditures incurred are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Consulting and labor cost	$1,891,906	$1,489,251	$3,571,274	$3,029,752
Engineering	5,405,689	1,379,022	8,246,488	1,746,590
Environmental and reclamation	68,904	40,672	170,323	81,767
Field operations and drilling support	937,863	642,305	1,355,236	1,099,223
Legal and sustainability	327,848	415,916	585,994	922,100
Permitting	1,831,827	2,345,461	3,077,082	5,139,620
TOTAL EXPLORATION	$10,464,037	$6,312,627	$17,006,397	$12,019,052

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the three months ended June 30, 2024, the total cost estimate to complete Phase 1 early cleanup actions increased $1.0 million compared to the same period in 2023 driven by an increase in estimated costs for a required lake tank storage solution coupled with a negative $0.5 million recognized in the comparable period ended June 30, 2023 that resulted from a decrease in total estimated costs. The expense recognized during the six month periods ended June 30, 2024 was comparable to the same period in 2023. As of June 30, 2024, the estimate for the remaining environmental liability was $0.8 million, all of which is expected to be incurred in 2024.

CWA Settlement Expense

This expense relates to the settlement with the Nez Perce Tribe to resolve the CWA litigation. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. The Company recognized $5.0 million in the second quarter of 2023 for this settlement. No amount was recognized during the three and six month periods ended June 30, 2024.

General and Administrative

This expense is predominantly insurance policies for the U.S. offices. This expense for the three and six months ended June 30, 2024 was 8% and 11% lower than the 2023 comparative periods primarily due to lower insurance premiums.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. This expense for the three months ended June 30, 2024 was 5% higher than the 2023 comparative period primarily due to an increase in legal fees. This expense for the six month ended June 30, 2024 was 23% higher than the 2023 comparative period primarily due to an increase in accounting and project financing related fees.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. This expense for the three and six months ended June 30, 2024 was 4% and 11% lower than the 2023 comparative periods primarily due to lower marketing costs.

Grant Income

This income results from funding grants awarded to the Company from the DOD to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income increased $4.4 million and $6.3 million for the three and six months ended June 30, 2024, compared to the comparable periods in 2023 due to the modified scope of the DPA grant in 2024.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income decreased $120,766 and $266,692 in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 as a result of lower cash balances in 2024 compared to 2023.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of June 30, 2024, Perpetua Resources had cash and cash equivalents totaling approximately $1.9 million, approximately $7.6 million in receivables, principally from DOD grants, $0.8 million in prepaid assets, and $4.3 million in trade and other payables.

In December 2022, the Company was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project, which includes reimbursement of employee wages for activities included in the scope of the TIA. During the three and six months ended June 30, 2024, $8.4 million and $11.0 million, respectively, was recognized as grant income related to the TIA. During the six months ended June 30, 2024, the Company was reimbursed $4.8 million for certain costs incurred, and received reimbursement of an additional $3.9 million in July 2024 and anticipates receipt of $3.7 million in August 2024, under the TIA with respect to expenses incurred in the three months ended June 30, 2024.

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

The Company’s latest liquidity forecast indicates that available cash resources for expenses not eligible for reimbursement under the DPA funding are expected to be exhausted in the fourth quarter of 2024. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing opportunities. On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20.0 million. As of June 30, 2024, $17.2 million remained available under the program. Future sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise additional funds under the program, at acceptable share prices or at all.

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

Our anticipated expenditures for the fiscal year 2024 are approximately $48.0 million, of which approximately $40.0 million are expected to be funded from the DPA reimbursements and the remainder from cash on hand. These expenditures include an estimated $11.2 million to fund permitting of the Stibnite Gold Project, $13.4 million for general corporate purposes, project financing and administrative costs, $17.6 million for engineering and design work, $4.4 million for field operations and approximately $1.4 million to advance early restoration under the ASAOC. These costs are subject to change due to cost over-runs, delays or other unbudgeted events, such as effects of inflation. Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $1,263 million as of the third quarter of 2020 according to the TRS.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the six months ended June 30, 2024, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

3.3	Certificate of Change of Name (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
3.4	Amendment to Articles, dated May 25, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2022).
4.1	Description of Common Shares (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 12, 2022).
10.1*#	Technology Investment Agreement between the United States of America and Perpetua Resources Idaho, Inc., as modified as of May 2, 2024.
10.2*+	Transition and Separation Agreement between Perpetua Resources Idaho, Inc. and Michael Bogert, dated May 10, 2024.
10.3+	First Amendment to Omnibus Equity Incentive Plan, dated May 16, 2024.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 (a) and 15d-14 (a) of the Exchange Act).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Compensatory plan or agreement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
#	Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2024	PERPETUA RESOURCES CORP.

	By:	/s/ Jonathan Cherry
	Name:	Jonathan Cherry
	Title:	President, Chief Executive Officer and Director