Form 10-Q
period 2024-09-30
PERPETUA RESOURCES CORP.
filed 2024-11-13
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 66,726,710 common shares outstanding.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. These factors include, but are not limited to, the following:

●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due and to continue as a going concern;
●	access to capital and suitable financing sources or strategic partners to fund the exploration, permitting, development and construction of the Project (as defined below);
●	permitting timelines and requirements, including with respect to the timing, review process, and outcome of the final Record of Decision (“ROD”) and other permitting processes;
●	the Company’s plans to submit a financing application to the Export-Import Bank of the United States (“U.S. EXIM”), the prospects of successfully securing financing from U.S. EXIM or other sources on acceptable terms, or at all, and the expected timing of, and benefits to the Project (as defined below) of, securing such financing from U.S. EXIM or other sources;
●	the intended environmental and other outcomes of the South Fork Salmon Water Quality Enhancement Fund (the “Fund”) related to the Nez Perce Tribe’s Clean Water Act (“CWA”) lawsuit, good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project and the anticipated source of funding of the Company’s payments required under the Settlement Agreement (as defined below);
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	timing, costs and potential success of future activities on the Company’s properties, including but not limited to development and operating costs in the event that a production decision is made;
●	potential results of exploration, development and environmental protection and remediation activities;
●	future outlook and goals;
●	current or future litigation or environmental liability;
●	global economic, political and social conditions and financial markets, including any potential regulatory or policy changes resulting from a new administration, inflationary pressures and elevated interest rates;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	loss of key executives or inability to hire or retain key executives or employees to support the construction, permitting and operations;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions as to production rates, operating cost, recovery and metal costs; that any additional financing needed will be available when needed on reasonable terms; that the current exploration, development, environmental and other objectives concerning the Company’s Stibnite Gold Project (the “Project” or “Stibnite Gold Project”) can be achieved and that the Company’s other corporate activities will proceed as expected; that the formal review process under the National Environmental Policy Act (“NEPA”) (including a joint review process involving the United States Forest Service (“USFS” or “Forest Service”), the State of Idaho and other agencies and regulatory bodies) will proceed in a timely manner and that the ROD will be issued as expected; payment and other settlement conditions under the final Settlement Agreement filed on August 8, 2023 and approved by the United States District Court for the District of Idaho on October 2, 2023 to resolve the CWA litigation (the “Settlement Agreement”) will proceed on the anticipated timeline and terms, the parties will engage in good faith discussions regarding the Project and the Fund, that the Project will receive necessary permits and approvals, that Perpetua will be able to successfully obtain financing for the Project, and that all requisite information will be available in a timely manner; that the current price and demand for gold and other metals will be sustained or will improve; that general business and economic conditions will not change in a materially adverse manner and that all necessary governmental approvals for the planned exploration, development and environmental protection activities on the Project will be obtained in a timely manner and on acceptable terms; and that the continuity of economic and political conditions and operations of the Company will be sustained.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,210,662	$3,229,462
Receivables	8,822,428	3,181,152
Prepaid expenses	924,601	443,312
	20,957,691	6,853,926
NON-CURRENT ASSETS
Buildings and equipment, net	474,013	385,049
Right-of-use assets	44,707	27,898
Environmental reclamation bond (Note 5)	3,000,000	3,000,000
Mineral properties and interest (Note 3)	64,818,480	72,820,365
TOTAL ASSETS	$89,294,891	$83,087,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$7,295,805	$4,997,226
Lease liabilities	44,706	27,897
CWA settlement payable (Note 6)	1,500,000	2,000,000
Environmental reclamation liabilities (Note 5)	249,357	764,607
	9,089,868	7,789,730
NON-CURRENT LIABILITIES
CWA settlement payable (Note 6)	3,000,000	3,000,000
TOTAL LIABILITIES	12,089,868	10,789,730

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY (Note 4)
Common shares, no par value, unlimited shares authorized, 66,569,376 and 64,123,456 shares outstanding, respectively	632,677,284	618,581,910
Additional paid-in capital	35,408,923	34,413,562
Accumulated deficit	(590,881,184)	(580,697,964)
TOTAL SHAREHOLDERS’ EQUITY	77,205,023	72,297,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,294,891	$83,087,238

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
EXPENSES
Corporate salaries and benefits	$572,176	$393,656	$1,618,354	$1,205,824
Depreciation	30,886	23,846	88,639	59,548
Directors’ fees	54,436	30,158	371,518	310,268
Exploration	14,510,853	8,664,205	31,517,250	20,683,257
Environmental liability expense	854,662	22,285	1,422,288	604,222
CWA settlement expense (Note 6)	—	—	—	5,000,000
General and administration	140,829	160,264	403,966	454,543
Professional fees	253,185	230,243	1,046,200	875,327
Shareholder and regulatory	117,880	91,177	381,745	388,307
OPERATING LOSS	16,534,907	9,615,834	36,849,960	29,581,296

OTHER EXPENSES (INCOME)
Grant income	(12,920,417)	(6,905,691)	(26,565,798)	(14,273,148)
Interest income	(41,810)	(92,620)	(101,168)	(418,670)
Other expenses (income)	(7,700)	12,571	226	13,461
Total other expenses (income)	(12,969,927)	(6,985,740)	(26,666,740)	(14,678,357)

NET LOSS	$3,564,980	$2,630,094	$10,183,220	$14,902,939

NET LOSS PER SHARE, BASIC AND DILUTED	$0.05	$0.04	$0.16	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	65,537,015	63,176,063	64,735,961	63,120,580

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Common Shares		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCE, December 31, 2022	63,011,777	$615,553,448	$32,203,858	$(561,926,784)	$85,830,522
Share based compensation	—	—	840,827	—	840,827
Share units distributed	115,256	449,909	(449,909)	—	—
Exercise of options	12,500	64,687	(24,015)	—	40,672
Net loss for the period	—	—	—	(4,600,093)	(4,600,093)
BALANCE, March 31, 2023	63,139,533	616,068,044	32,570,761	(566,526,877)	82,111,928
Share based compensation	—	—	784,282	—	784,282
Share units distributed	13,334	54,936	(54,936)	—	—
Exercise of options	12,500	66,034	(24,515)	—	41,519
Net loss for the period	—	—	—	(7,672,752)	(7,672,752)
BALANCE, June 30,2023	63,165,367	616,189,014	33,275,592	$(574,199,629)	75,264,977
Share based compensation	—	—	696,066	—	696,066
Share units distributed	5,475	22,064	(22,064)	—	—
Deferred share units distributed	31,566	119,061	(119,061)	—	—
Net loss for the period	—	—	—	(2,630,094)	(2,630,094)
BALANCE, September 30, 2023	63,202,408	$616,330,139	$33,830,533	$(576,829,723)	$73,330,949

BALANCE, December 31, 2023	64,123,456	$618,581,910	$34,413,562	$(580,697,964)	$72,297,508
Share based compensation	—	—	1,008,077	—	1,008,077
Share units distributed	228,422	846,107	(846,107)	—	—
Net loss for the period	—	—	—	(2,944,525)	(2,944,525)
BALANCE, March 31, 2024	64,351,878	$619,428,017	$34,575,532	(583,642,489)	$70,361,060
Share based compensation	—	—	950,158	—	950,158
Share units distributed	13,333	54,932	(54,932)	—	—
Exercise of share purchase options	228,341	1,539,900	(553,873)	—	986,027
Net loss for the period	—	—	—	(3,673,715)	(3,673,715)
BALANCE, June 30, 2024	64,593,552	621,022,849	34,916,885	(587,316,204)	68,623,530
Share based compensation	—	—	947,537	—	947,537
Share units distributed	1,395	6,682	(6,682)	—	—
Share sold through offering	1,834,104	11,005,174	—	—	11,005,174
Share issuance costs	—	(606,871)	—	—	(606,871)
Exercise of share purchase options	140,325	1,249,450	(448,817)	—	800,633
Net loss for the period	—	—	—	(3,564,980)	(3,564,980)
BALANCE, September 30, 2024	66,569,376	$632,677,284	$35,408,923	$(590,881,184)	$77,205,023

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(10,183,220)	$(14,902,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation (Note 4)	2,905,772	2,321,175
Depreciation	88,639	59,548
Change in fair value of warrant derivative	—	(1,732)
Environmental liability expense (Note 5)	1,422,288	604,222
Unrealized foreign exchange loss (gain)	3,193	(160)
Gain on sale of equipment	(13,333)	(25,000)
Changes in:
Receivables	(5,641,276)	(1,698,358)
Prepaid expenses	(281,721)	(738,397)
Trade and other payables	2,298,579	2,792,882
CWA settlement payable	(500,000)	5,000,000
Environmental reclamation liabilities	(1,937,538)	(8,650,891)
Net cash used in operating activities	(11,838,617)	(15,239,650)

INVESTING ACTIVITIES:
Deposit on equipment purchase	(199,568)	—
Proceeds from sale of silver royalty	8,335,115	—
Investment in mineral properties and interest	(333,230)	(275,992)
Purchase of building and equipment	(176,270)	(153,820)
Proceeds from sale of equipment	12,000	25,000
Net cash provided by (used in) investing activities	7,638,047	(404,812)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	11,005,174	—
Payment of share issue costs	(606,871)	—
Proceeds from exercise of share purchase options	1,786,660	82,191
Net cash provided by financing activities	12,184,963	82,191

Effect of foreign exchange on cash and cash equivalents	(3,193)	161

Net increase (decrease) in cash and cash equivalents	7,981,200	(15,562,110)
Cash and cash equivalents, beginning of period	3,229,462	22,667,047
Cash and cash equivalents, end of period	$11,210,662	$7,104,937

NONCASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$65,972	$65,061

CASH AND CASH EQUIVALENTS
Cash	$6,066,328	$3,104,628
Investment savings accounts	5,144,334	4,000,309
Total cash and cash equivalents	$11,210,662	$7,104,937

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

The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2023. Operating results for the nine months ended September 30, 2024 may not be indicative of results expected for the full year ending December 31, 2024. Management estimates that the Company’s 2024 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the nine month period ended September 30, 2024.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported.

The Company’s latest liquidity forecast indicates that available cash resources and other sources of liquidity are expected to be exhausted in the second quarter of 2025. Although the Company’s current capital resources and liquidity include up to $20.0 million in funding awarded under the modified Technology Investment Agreement (“TIA”) pursuant to Title III of the Defense Production Act (“DPA”) as of September 30, 2024, such funding is available only for the specified costs related to permitting, environmental baseline data monitoring, environmental and technical studies, and advancing construction readiness and is not available to fund certain corporate expenses, including under the Settlement Agreement (as defined below). Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various strategic and funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing or strategic opportunities. The Company has engaged RBC Capital Markets and Endeavour Financial to assist with the evaluation of potential strategic and financing opportunities and to support the Company’s application process in connection with the U.S. EXIM $1.8 billion Letter of Interest received in April 2024. Any such financing or strategic transaction, or any funding commitment from U.S. EXIM, will be subject to due diligence and other conditions. There can be no assurance of the amount, timing or nature of any such financing or strategic transaction, if any.

On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20.0 million. Sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise funds under the program, at acceptable share prices or at all. As of September 30, 2024, $6.2 million remains available under the program.

We believe our plans outlined above to obtain sufficient funding will be successful although there is no certainty that these plans will result in needed liquidity for a reasonable period of time. However, our expectation of incurring costs in the foreseeable future that are not eligible for DPA funding reimbursement and the need for additional funding to further support the development of our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these unaudited condensed consolidated financial statements are issued.

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

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and vesting and distribution of awarded share units, if dilutive. The Company’s potential dilutive common shares include outstanding share purchase options, restricted share units, performance share units, and deferred share units. Potentially dilutive shares as of September 30, 2024 and 2023, are as follows:

	September 30,
	2024	2023
Share purchase options	946,209	1,673,750
Share units	2,260,750	1,375,820
Balance	3,206,959	3,049,570

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

2.Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We do not expect any significant changes to our consolidated financial statements from this update.

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

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $64,818,480 and $72,820,365 as of September 30, 2024 and December 31, 2023, respectively.

The Company’s subsidiaries acquired mineral rights to the Stibnite Gold Project through several transactions. All mineral and surface rights, where applicable, are held by the Company’s subsidiaries through patented and unpatented lode mining claims and mill sites, except the Cinnabar option claims which are held under an option to purchase, and all of the Stibnite Gold Project is subject to a 1.7% Net Smelter Returns (“NSR”) royalty upon the sale of project-related gold production.

On March 21, 2024, Perpetua Resources and its subsidiaries granted a perpetual 100% NSR royalty on the future payable silver production from the Project to Franco-Nevada Idaho Corporation (“Franco-Nevada”) for gross proceeds of $8,500,000. The silver royalty agreement applies to the same properties as the gold royalty previously purchased by Franco-Nevada in 2013. The silver royalty agreement provides a mechanism whereby Franco-Nevada can receive minimum payments equal to 100% of the payable silver from the sale of dore commencing in the seventh calendar year following commercial production and ending upon the completion of the fifteenth calendar year following commercial production. The silver royalty agreement also provides Franco-Nevada an option upon the occurrence of certain conditions precedent (including achieving commercial production) to pay the Company a contingent payment and receive a royalty on any silver payable from the production of antimony concentrate from the Project. The Company incurred costs of $164,835 associated with this transaction. The net proceeds of $8,335,115 were recorded as a reduction to the carrying value of the mineral properties and interests during the nine months ended September 30, 2024.

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

As of September 30, 2024, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States SEC Regulation S-K 1300.

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

During the twelve month period ended December 31, 2023, the Company sold 894,882 common shares in exchange for proceeds of approximately $2.1 million which is net of offering costs of approximately $0.7 million. During the three and nine months ended September 30, 2024, the Company sold 1,834,104 common shares in exchange for proceeds of approximately $10.4 million which is net of offering costs of approximately $0.6 million. Since its inception and through September 30, 2024, the Company has sold 2,728,986 common shares in exchange for proceeds of approximately $12.5 million which is net of offering costs of approximately $1.3 million under the program. As of September 30, 2024, $6.2 million remained available under the program.

c.	Share based compensation

Share based compensation was recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Exploration	$493,871	$400,306	$1,441,800	$1,215,542
Corporate salaries and benefits	399,230	266,349	1,092,454	795,925
Directors’ fees	54,436	29,411	371,518	309,708
Total	$947,537	$696,066	$2,905,772	$2,321,175

Share purchase options

A summary of share purchase option activity within the Company’s share-based compensation plan (the “Plan”) for the year ended December 31, 2023 and nine months ended September 30, 2024 is as follows:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2022	1,945,650	$9.23
Options exercised	(25,000)	4.40
Options cancelled or forfeited	(35,500)	11.48
Options expired	(219,400)	7.07
Balance December 31, 2023	1,665,750	$9.54
Options exercised	(368,666)	6.60
Options expired	(350,875)	9.52
Balance September 30, 2024	946,209	$10.69

During the three and nine months ended September 30, 2024 and 2023, the Company’s total share based compensation from options was $nil (2023: $49,628) and $nil (2023: $213,670), respectively. No options were granted during the nine months ended September 30, 2024 nor 2023. During the three and nine months ended September 30, 2024, the intrinsic value of share purchase options exercised was $456,237 (2023: $nil) and $897,381 (2023: $30,594), respectively.

An analysis of outstanding share purchase options as of September 30, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise			Remaining			Remaining
Prices (C$)	Number	Price (C$)[1]	Life[2]	Number	Price (C$)[1]	Life[2]
$3.50 - $5.90	20,000	3.50	0.47	20,000	3.50	0.47
$5.91 - $7.20	96,209	6.21	0.29	96,209	6.20	0.29
$7.21 - $9.70	130,000	9.13	1.45	40,000	9.13	1.45
$9.71 - $11.80	700,000	11.80	1.30	700,000	11.80	1.30
$3.50 - $11.80	946,209	10.69	1.20	856,209	10.85	1.17
[1]	Weighted Average Exercise Price (C$)
[2]	Weighted Average Remaining Contractual Life (Years)

As of September 30, 2024, all unvested options are expected to vest and there is no unvested compensation. As of September 30, 2024, the intrinsic value of outstanding and exercisable share purchase options is approximately $1.3 million and $1.1 million, respectively.

Restricted Share Units

A summary of restricted share units (“RSUs”) activity awarded under the Plan for the year ended December 31, 2023 and nine months ended September 30, 2024 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2022	371,956	$4.13
Granted	385,039	3.40
Distributed (vested)	(147,506)	4.23
Cancelled	(7,849)	3.72
Unvested, December 31, 2023	601,640	3.64
Granted	515,128	3.02
Distributed (vested)	(241,755)	3.72
Cancelled	(2,285)	3.72
Unvested, September 30, 2024	872,728	$3.25

During the nine months ended September 30, 2024, the Company awarded 515,128 RSUs (2023: 370,039 RSUs) with a weighted average grant date fair value of $3.02 per RSU (2023: $3.42) or approximately $1.6 million in total (2023: $1.3 million).

During the three and nine months ended September 30, 2024 and 2023, the Company has recognized $367,132 (2023: $306,265) and $1,059,073 (2023: $956,684), respectively, in compensation expense related to RSUs and expects to record an additional $1.2 million in compensation expense over the next 1.43 years. The unvested units of September 30, 2024 are scheduled to vest as follows:

Remainder of 2024	5,000
2025	438,945
2026	249,818
2027	148,023
Total	841,786

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met.

Performance Share Units

A summary of performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan for the year ended December 31, 2023 and nine months ended September 30, 2024 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2022	263,266	$6.77
Granted	301,035	5.80
Distributed	(12,725)	2.74
Cancelled	(4,993)	5.03
Unvested, December 31, 2023	546,583	$6.35
Granted	509,502	4.75
Distributed	(1,395)	4.79
Cancelled	(3,247)	4.92
Unvested, September 30, 2024	1,051,443	$5.58

During the three and nine months ended September 30, 2024 and 2023, the Company has recognized $525,969 (2023: $292,971) and $1,439,175 (2023: $801,108), respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $2.8 million in compensation expense over the next 1.81 years. The unvested units of September 30, 2024 are scheduled to vest as follows:

Remainder of 2024	—
2025	377,233
2026	283,862
2027	328,448
Total	989,543

PSUs: These PSUs vest upon completion of the performance period and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested. During the nine months ended September 30, 2024, the Company awarded 120,000 PSUs (2023: 23,500 PSUs) that had a weighted average grant date fair value of $3.95 (2023: $3.67), or $474,000 (2023: $86,165) in total.

Market-based PSUs: During the nine months ended September 30, 2024 and 2023, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the nine months ended September 30, 2024, the Company awarded 389,502 MPSUs (2023: 277,535 MPSUs) that had a weighted grant date fair value of $5.00 (2023: $5.98) per MPSU or approximately $1.9 million (2023: $1.7 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

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

Deferred Share Units

A summary of deferred share units (“DSUs”) awarded under the Plan for the year ended December 31, 2023 and nine months ended September 30, 2024 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2022	145,675	$3.82
Granted	112,465	3.53
Distributed	(31,566)	3.77
Outstanding, December 31, 2023	226,574	3.68
Granted	110,005	3.70
Outstanding, September 30, 2024	336,579	$3.69

Under the Plan, the Company may issue DSUs to non-employee directors. During the three and nine months ended September 30, 2024, 5,822 (2023: 14,479) and 110,005 (2023: 97,577) share units, respectively, with a fair value of $54,436 (2023: $47,202) and $407,523 (2023: $349,713) were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the unaudited condensed consolidated statements of operations.

d.	Warrants

There was a total of 200,000 warrants outstanding as of December 31, 2022 that expired on May 9, 2023.

5.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an ASAOC. The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. During the nine months ended September 30, 2024, the Company spent $1.9 million on ASAOC activities and estimates a remaining environmental liability of $0.2 million, all of which is expected to be incurred in 2024. Movements in the environmental reclamation liability during the nine months ended September 30, 2024 and 2023 are as follows:

	Nine months ended September 30,
	2024	2023
Balance at beginning of period	$764,607	$10,800,936
Additions	1,422,288	604,222
Work performed on early action items	(1,937,538)	(8,650,891)
Balance at end of period	$249,357	$2,754,267

Current portion	$249,357	$2,297,523
Non-current portion	—	456,744
Balance at end of period	$249,357	$2,754,267

In 2021, the Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

6.Commitments and Contingencies

a.Mining Claim Assessments

The Company currently holds mining claims and mill sites for which it has an annual assessment obligation of $335,000 to maintain the claims in good standing. The Company is committed to these payments indefinitely. Related to the mining claims assessments is a $335,000 bond related to the Company’s exploration activities.

b.	Stibnite Foundation

Upon formation of the Stibnite Foundation on February 26, 2019, the Company became contractually liable for certain future payments to the Stibnite Foundation based on several triggering events, including receipt of a final Record of Decision (“ROD”) issued by the USFS, receipt of all permits and approvals necessary for commencement of construction, commercial production, and of the final reclamation phase. These payments could begin as early as the fourth quarter of 2024 based on the current permitting schedule and range from $0.1 million (upon receipt of the ROD) to $1 million (upon commencement of final reclamation phase) in cash and 150,000 common shares of the Company. During commercial production, the Company will make payments to the Stibnite Foundation equal to 1% of Total Comprehensive Income less debt repayments, or a minimum of $0.5 million each year.

The Stibnite Foundation will support projects that benefit the communities surrounding the Stibnite Gold Project and was created through the establishment of the Community Agreement between Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

c.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of September 30, 2024, the option payments due on these properties in 2024 are approximately $180,000, which will be paid this year. The agreements include options to extend.

d.	Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2024 and the date of this Quarterly Report.

e.Legal Update

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the Clean Water Act (“CWA”) allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Corporation filed an answer generally denying liability and later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the Forest Service alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government. Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. Environmental Protection Agency (“U.S. EPA”) and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service without prejudice.

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the Tribe’s CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. This includes $4 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with full prejudice will follow after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the parties will submit a Stipulation of Dismissal with Prejudice to the District Court. The Company recognized an expense of $5 million during the second quarter of 2023. During the nine month period ended September 30, 2024, the Company made the initial $500,000 legal expense payment. As of September 30, 2024, CWA settlement payable current portion is $1,500,000 with the remaining $3,000,000 classified as long-term.

The voluntary CERCLA ASAOC entered into by the Corporation, the U.S. EPA, and the United States Department of Agriculture (the “signatory federal agencies”) requires numerous early cleanup actions to occur over the next several years at the Stibnite Gold Project site (the “Stibnite Site”). Perpetua Resources Idaho, Inc. is presently developing and executing the Phase 1 early cleanup actions (known under CERCLA as “time critical removal actions”) that, after final work plan approval by the federal agencies, are designed to efficiently improve water quality in a number of areas on the Stibnite Site. Construction of time critical removal actions began in the summer of 2022, and significant progress was achieved to complete the voluntary Phase 1 Stibnite Site cleanup during the subsequent and limited work seasons. During the nine months ended September 30, 2024, the Company spent $1.9 million on ASAOC activities and estimates $0.2 million in remaining work to be completed in 2024. The ASAOC includes a process under which the Corporation and the signatory federal agencies will evaluate whether the Corporation will proceed with additional response actions after the Phase I work has been completed. The scope of any such potential additional actions and their costs have not yet been determined.

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

During the three and nine months ended September 30, 2024 and 2023, grant income, which is included within other income (expense) on the Consolidated Statements of Operations, included the following:

	Three months ended September 30,		Nine months ended September 30,
Government Grant	2024	2023	2024	2023
SBIR	$—	$24,999	$—	$124,997
DPA	12,615,643	4,655,183	23,665,277	11,922,642
DOTC	304,774	2,225,509	2,900,521	2,225,509
Total	$12,920,417	$6,905,691	$26,565,798	$14,273,148

At September 30, 2024 and December 31, 2023, grant receivable, which is included in receivables on the Consolidated Balance Sheets, include the following:

	September 30,	December 31,
	2024	2023
DPA	$8,479,799	$1,232,025
DOTC	290,445	1,895,745
Total	$8,770,244	$3,127,770

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

Defense Production Act (“DPA”) Grant: On December 16, 2022, the Company entered into an undefinitized Technology Investment Agreement (“TIA”) with the DOD - Air Force Research Laboratory for an award of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant will be used primarily to reimburse the Company for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. During the three and nine months ended September 30, 2024, the Company was reimbursed $11,667,011 (2023: $6,185,455) and $16,417,506 (2023: $10,430,060), respectively, for certain costs incurred.

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

During the three and nine months ended September 30, 2024, the Company received cash from this grant of $39,329 (2023: $1,806,714) and $4,505,821 (2023: $1,806,714), respectively, for reimbursement of certain costs incurred of $35,115 (2023: $1,613,138) and $4,023,054 (2023: $1,613,138) and 12% fee income of $4,214 (2023: $193,577) and $482,767 (2023: $193,577), respectively. During the three and nine months ended September 30, 2024, grant income includes $32,654 (2023: $238,447) and $310,770 (2023: $238,447), respectively,of 12% fee income earned on costs incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023 with our consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent Key Developments

2024 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country and restore an abandoned brownfield site. In 2024, Perpetua Resources will continue to focus on advancing the permitting for the Stibnite Gold Project through the National Environmental Policy Act (“NEPA”) process in addition to state ancillary permits and other federal authorization. The NEPA process is intended to ensure that federal agencies and the public are informed of the proposed action’s potential environmental impacts before a final decision is made by the agency regarding the action. The Company is also advancing construction readiness activities in parallel with the permitting process.

Third Quarter 2024 Highlights

●	Zero lost time incidents or reportable environmental spills.
●	United States Forest Service (“USFS”) published the Final Environmental Impact Statement (“FEIS”) and issued a Draft Record of Decision (“DROD”) for the Stibnite Gold Project.

Final Environmental Impact Statement and Draft Record of Decision

On September 6, 2024, the USFS published the FEIS and a DROD with respect to the Project. The FEIS analyzes the potential environmental effects of the mining operation of the Project as proposed by the Company through a general plan of operations. The DROD outlines the USFS’s proposed decision to authorize the proposed modifications to the mine plan analyzed in Alternative 2 in the Draft Environmental Impact Statement and to approve a special use authorization for transmission line upgrades and installation of a new power transmission line with supporting infrastructure.

The publication of the DROD commenced a 45-day pre-decisional objection period in which those parties or persons who have participated in a prior formal public comment period for the Project had an opportunity to have their unresolved concerns reviewed before USFS issues a final Record of Decision (“ROD”). Individuals must have submitted substantive formal comments related to the Project during previous comment periods to participate in this objection period unless the issue is based on new information that arose after the prior opportunities to comment. The objection period expired on October 21, 2024. The objection period will be followed by another 45-day resolution period prior to the publication of the ROD. The resolution period is expected to expire on or about December 5, 2024, which may be extended by the USFS in its sole discretion. Based on the USFS schedule published in October 2024, the ROD is anticipated to be published by the end of 2024. However, the USFS is not bound by the permitting schedule and anticipated milestones may be delayed materially or not be satisfied.

Ancillary Permitting

The Company advanced work on several ancillary permits which are being progressed in parallel with the NEPA process. Recent updates include:

●	The U.S. Army Corps of Engineers continues to process the Company’s 404 permit application and Compensatory Mitigation Plan after the public comment period ended in October 2023.
●	The U.S. Fish and Wildlife Service issued its Final Biological Opinion on September 6, 2024 and the National Marine Fisheries Service issued its Final Biological Opinion on October 7, 2024.
●	In May 2024, the Idaho Department of Environmental Quality (“IDEQ”) issued its final 401 Water Quality Certification for the Project (the “Certification”). In the third quarter of 2024, certain parties initiated a state administrative challenge to the Certification that will require a contested case hearing on certain issues. The hearing officer issued an order scheduling the hearing for April 2025.
●	IDEQ issued a Clean Air Act Permit to Construct (“PTC”) in 2022 that was followed by certain state administrative challenges. In the third quarter of 2024, the Board of IDEQ issued an order remanding the PTC for a contested case hearing on certain matters. The hearing was held in October 2024, but the hearing officer has not yet issued a decision.
●	The Company submitted a Tailings Storage Facility (“TSF”) dam safety application to Idaho Department of Water Resources (“IDWR”) in July 2023. IDWR sent a letter of conditional approval for the Company’s Stage 1 TSF in October 2023.
●	The Company received a completeness determination from IDEQ on November 2, 2024 for the Project’s cyanidation facility permit and a completeness determination from Idaho Department of Lands on November 6, 2024 for the Project’s cyanidation facility Permanent Closure Plan. These determinations represent legally required findings by the respective agencies that the Company’s applications for these permits are administratively complete and may proceed to the next stage of permitting for the proposed cyanidation facility.
●	The Idaho Ground Water Management Final Point of Compliance determination was issued in August 2023 and the Company submitted the required groundwater sampling and well installation plans in October 2023.

Previously submitted permit applications are continuing through the administrative review process. These include applications to IDEQ for the Idaho Pollutant Discharge Elimination System discharge permits and to IDWR for water rights authorizations and a stream alteration permit.

Department of Defense Funding

In December 2022, Perpetua Resources was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. The funding objective of the TIA, issued by the Air Force Research Laboratory, is to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. The DPA funding allows the Company to advance the construction readiness of the Stibnite Gold Project while the Company continues through the ongoing permitting process, led by the USFS. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The DPA funding does not interrupt the ongoing NEPA review process. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. Perpetua Resources is evaluating other U.S. government funding opportunities, including programs available through the DOD.  During the three and nine months ended September 30, 2024, $12,615,643 and $23,665,277, respectively, was recognized as grant income related to the TIA.  The Company anticipates recognizing approximately $12,000,000 of additional grant income over the next three months. During the three and nine months ended September 30, 2024, the Company was reimbursed $11,667,011 and $16,417,506, respectively, for certain costs incurred. As of September 30, 2024, $20.0 million remained available under the TIA.

On August 18, 2023, the Company’s wholly owned subsidiary, Perpetua Resources Idaho, Inc. was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction authority of the DOD through the DOD Ordnance Technology Consortium (“DOTC”). The OTIA will build on research conducted under a previously announced Small Business Innovation Research Grant. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. During the three and nine months ended September 30, 2024, $304,774 and $2,900,521, respectively, was recognized as grant income related to the OTIA. The Company anticipates recognizing approximately $1,100,000 of additional grant income over the next three months.  During the three and nine months ended September 30, 2024, the Company received cash from this grant of $39,329 and $4,505,821 respectively, for reimbursement of certain costs incurred of $35,115 and $4,023,054 and 12% fee income of $4,214 and $482,767, respectively.  During the three and nine months ended September 30, 2024, grant income includes $32,654 and $310,770, respectively, of 12% fee income earned on costs incurred.

Construction Readiness Activities

The Company is advancing construction readiness activities in parallel with the permitting process and these activities are reimbursable under the DPA funding outlined above. Recent updates include:

●	Appointed mining veteran Jonathan Cherry as new President and CEO;
●	Appointed Vice President of Projects to lead the Stibnite Gold Project;
●	Executed construction manager general contractor contract with Ames Construction, while advancing constructability reviews, value engineering studies, and detailed engineering for the Burntlog Route, the Company’s proposed access route, with Ames and the road design consultants;
●	Continued power line detailed scoping and engineering with Idaho Power, who has now engaged Kiewit, and identified long-lead items required for power line construction;
●	Ausenco was awarded Basic and Value Engineering Scope for the Stibnite Gold Project;
●	Hired key subject matter experts for the Owner’s Team to guide Basic Engineering and overall construction readiness; and
●	Ausenco and supporting consultants progressed basic and value engineering for their respective work streams.

Liquidity and Financing

The Company’s latest liquidity forecast indicates that available cash resources are expected to be exhausted in the second quarter of 2025. Although the Company’s current capital resources and liquidity include up to $20.0 million in funding awarded under the modified TIA pursuant to Title III of the DPA as of September 30, 2024, such funding is available only for the specified costs related to permitting, environmental baseline data monitoring, environmental and technical studies, and advancing construction readiness and is not available to fund certain corporate expenses, including under the Settlement Agreement. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting and environmental monitoring activities on the current timeline as well as additional liquidity to begin advancing construction readiness in 2024, due to payment obligations under the Settlement Agreement and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various strategic and funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing or strategic opportunities. The Company has engaged RBC Capital Markets and Endeavour Financial to assist with the evaluation of potential strategic and financing opportunities and to support the Company’s application process in connection with the U.S. EXIM $1.8 billion Letter of Interest received in April 2024. Any such financing or strategic transaction, or any funding commitment from U.S. EXIM, will be subject to due diligence and other conditions. There can be no assurance of the amount, timing or nature of any such financing or strategic transaction, if any. See “Liquidity and Capital Resources” below for more information.

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” section.

Results of Operations

Three and nine months ended September 30, 2024 compared to three and nine months ended September 30, 2023

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
EXPENSES
Corporate salaries and benefits	$572,176	$393,656	$1,618,354	$1,205,824
Depreciation	30,886	23,846	88,639	59,548
Directors’ fees	54,436	30,158	371,518	310,268
Exploration	14,510,853	8,664,205	31,517,250	20,683,257
Environmental liability expense	854,662	22,285	1,422,288	604,222
CWA settlement expense	—	—	—	5,000,000
General and administration	140,829	160,264	403,966	454,543
Professional fees	253,185	230,243	1,046,200	875,327
Shareholder and regulatory	117,880	91,177	381,745	388,307
OPERATING LOSS	16,534,907	9,615,834	36,849,960	29,581,296

OTHER EXPENSES (INCOME)
Grant income	(12,920,417)	(6,905,691)	(26,565,798)	(14,273,148)
Interest income	(41,810)	(92,620)	(101,168)	(418,670)
Other expenses (income)	(7,700)	12,571	226	13,461
Total other expenses (income)	(12,969,927)	(6,985,740)	(26,666,740)	(14,678,357)

NET LOSS	$3,564,980	$2,630,094	$10,183,220	$14,902,939

Net Loss

Net loss for the three months ended September 30, 2024 was $3.6 million compared with a net loss of $2.6 million for the three months ended September 30, 2023. This $1.0 million increase compared to the prior year period was primarily attributable to increases of $5.8 million in exploration expense, $0.8 million in environmental liability expense, and $0.2 million in corporate salaries and benefits in the 2024 period offset by a $6.0 million increase in grant income compared to the prior period.

Net loss for the nine months ended September 30, 2024 was $10.2 million compared with a net loss of $14.9 million for the nine months ended September 30, 2023. This $4.7 million decrease compared to the prior year period was primarily attributable to a $12.3 million increase in grant income and a decrease of $5 million in CWA settlement expense. These decreases were offset by increases of $10.9 million in exploration costs, $0.8 million in environmental liability expense, and $0.4 million in corporate salaries and benefits and a decrease in interest income of $0.3 million. As noted above, for the nine months ended September 30, 2024, the Company’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the three and nine months ended September 30, 2024 were 45% and 34% higher than the 2023 comparative periods primarily due to increased share-based compensation and higher salaries.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units). This expense for the three and nine months ended September 30, 2024 was 81% and 20% higher than the 2023 comparative periods due to higher share-based compensation.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations, engineering, permitting, environmental, legal and sustainability costs. The Company’s exploration expenses of $14.5 million during the three months ended September 30, 2024 were $5.8 million, or 67%, higher than the three months ended September 30, 2023 primarily due to a $4.9 million increase in engineering and a $0.4 million increase in permitting.

The Company’s exploration expenses of $31.5 million during the nine months ended September 30, 2024 were $10.8 million, or 52%, higher than the nine months ended September 30, 2023 primarily due to increases of $11.4 million in engineering, $0.8 million in consulting and labor costs, and $0.6 million in field operations and drilling support. These increases were offset by decreases of $1.7 million in permitting costs and $0.4 million of legal and sustainability costs. Additional details of expenditures incurred are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Consulting and labor cost	$1,841,587	$1,582,265	$5,412,861	$4,612,015
Engineering	8,531,804	3,664,528	16,778,292	5,411,118
Environmental and reclamation	112,037	52,686	282,360	134,453
Field operations and drilling support	1,140,253	840,814	2,495,489	1,940,037
Legal and sustainability	319,685	362,718	905,679	1,284,819
Permitting	2,565,487	2,161,194	5,642,569	7,300,815
TOTAL EXPLORATION	$14,510,853	$8,664,205	$31,517,250	$20,683,257

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the three and nine months ended September 30, 2024, the total cost estimate to complete Phase 1 early cleanup actions increased $0.8 million and $0.8 million, respectively, compared to the same period in 2023 driven by an increase in estimated costs for a required lake tank storage solution and EPA agency cost recovery and monitoring costs coupled with a negative $0.2 million recognized in the comparable period ended September 30, 2023 that resulted from a decrease in total estimated costs. As of September 30, 2024, the estimate for the remaining environmental liability was $0.2 million, all of which is expected to be incurred in 2024.

CWA Settlement Expense

This expense relates to the settlement with the Nez Perce Tribe to resolve the CWA litigation. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. The Company recognized $5.0 million in the second quarter of 2023 for this settlement. No amount was recognized during the three and nine month periods ended September 30, 2024.

General and Administrative

This expense is predominantly insurance policies for the U.S. offices. This expense for the three and nine months ended September 30, 2024 was 12% and 11% lower than the 2023 comparative periods primarily due to lower insurance premiums.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. This expense for the three and nine months ended September 30, 2024 was 10% and 20% higher, respectively, than the 2023 comparative periods primarily due to an increase in legal fees and consulting costs.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. This expense for the three months ended September 30, 2024 was 29% higher than the 2023 comparative period primarily due an increase in marketing, licensing and other fees. This expense for the nine months ended September 30, 2024 was 2% lower than the 2023 comparative period primarily due to lower marketing costs.

Grant Income

This income results from funding grants awarded to the Company from the DOD to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income increased $6.0 million and $12.3 million for the three and nine months ended September 30, 2024, compared to the comparable periods in 2023 due to the modified scope of the DPA grant in 2024.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income decreased $50,810 and $317,502 in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 as a result of lower cash balances in 2024 compared to 2023.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of September 30, 2024, Perpetua Resources had cash and cash equivalents totaling approximately $11.2 million, approximately $8.8 million in receivables, principally from DOD grants, $0.9 million in prepaid assets, and $7.3 million in trade and other payables.

In December 2022, the Company was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project, which includes reimbursement of employee wages for activities included in the scope of the TIA. During the three and nine months ended September 30, 2024, $12.6 million and $23.7 million, respectively, was recognized as grant income related to the TIA. During the nine months ended September 30, 2024, the Company was reimbursed $16.4 million for certain costs incurred, and received reimbursement of an additional $4.6 million in October 2024 and anticipates receipt of $3.8 million in November 2024, under the TIA with respect to expenses incurred in the three months ended September 30, 2024. As of September 30, 2024, $20.0 million remained available under the TIA.

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

Although the Company’s current capital resources and liquidity include up to $20.0 million in funding awarded under the modified TIA pursuant to Title III of the DPA as of September 30, 2024, such funding is available only for the specified costs described above and is not available to fund certain corporate expenses, including payments under the Settlement Agreement. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting on the current timeline as well as additional liquidity to begin advancing construction readiness in 2024, due to payments under the Settlement Agreement and other corporate expenses, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof.

The Company’s latest liquidity forecast indicates that available cash resources for expenses not eligible for reimbursement under the DPA funding are expected to be exhausted in the second quarter of 2025. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or progress critical permitting efforts. The Company continues to explore various strategic and funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing or strategic opportunities. The Company has engaged RBC Capital Markets and Endeavour Financial to assist with the evaluation of potential strategic and financing opportunities and to support the Company’s application process in connection with the U.S. EXIM $1.8 billion Letter of Interest received in April 2024. Any such financing or strategic transaction, or any funding commitment from U.S. EXIM, will be subject to due diligence and other conditions. There can be no assurance of the amount, timing or nature of any such financing or strategic transaction, if any. On May 12, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) providing for the sale by the Company, from time to time, of its common shares having an aggregate gross offering price of up to $20.0 million. As of September 30, 2024, $6.2 million remained available under the program. Future sales under the program are subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise additional funds under the program, at acceptable share prices or at all.

We believe our plans outlined above to obtain sufficient funding will be successful although there is no certainty that these plans will result in needed liquidity for a reasonable period of time. However, contributions due under the Settlement Agreement and our expectation of incurring other costs in the foreseeable future that are not eligible for DPA funding reimbursement and the need for additional funding to further support the development of our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the unaudited condensed consolidated financial statements are issued. The future receipt of potential funding from equity, debt, pursuit of additional government funding opportunities and/or other means cannot be considered probable at this time because these plans are not entirely within our control as of the date hereof.

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

Our anticipated expenditures for the fiscal year 2024 are approximately $48.1 million, of which approximately $35.8 million are expected to be funded from the DPA reimbursements and the remainder from cash on hand. These expenditures include an estimated $12.1 million to fund permitting of the Stibnite Gold Project, $12.6 million for general corporate purposes, project financing and administrative costs, $17.8 million for engineering and design work, $3.3 million for field operations and approximately $2.3 million to complete early restoration under the ASAOC. These costs are subject to change due to cost over-runs, delays or other unbudgeted events, such as effects of inflation. Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $1,263 million as of the third quarter of 2020 according to the TRS.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the Clean Water Act (“CWA”) allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Corporation filed an answer generally denying liability and later, the court allowed the Corporation to amend and file a third-party complaint against the Forest Service. The Corporation also filed a separate CWA citizen suit against the United States Forest Service (“USFS” or “Forest Service”) alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government.

Pursuant to the terms of the voluntary ASAOC executed in January 2021 with U.S. Environmental Protection Agency (the “U.S. EPA”) and the United States Department of Agriculture, the Corporation agreed to dismiss its pending actions against the Forest Service without prejudice. On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the Tribe’s CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice.  Under the Settlement Agreement, a dismissal with full prejudice will follow after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the parties will submit a Stipulation of Dismissal with Prejudice to the court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the nine months ended September 30, 2024, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

Date: November 13, 2024	PERPETUA RESOURCES CORP.

	By:	/s/ Jonathan Cherry
	Name:	Jonathan Cherry
	Title:	President, Chief Executive Officer and Director