Form 10-K
period 2024-12-31
PERPETUA RESOURCES CORP.
filed 2025-03-19
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 001-39918

PERPETUA RESOURCES CORP.

(Exact name of Registrant as specified in its Charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-1040943 (IRS Employer Identification No.)

405 S. 8th Street, Ste 201 Boise, Idaho (Address of principal executive offices)	83702 (Zip code)

Registrant’s telephone number, including area code: (208) 901-3060

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, without par value	PPTA	Nasdaq

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter 2024, was $207,074,452.

The registrant had 71,254,636 common shares outstanding as of March 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders, to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CURRENCY AND EXCHANGE RATE INFORMATION

Unless otherwise indicated, references herein to “US$”, “$” or “dollars” are expressed in U.S. dollars. References in this Annual Report to Canadian dollars are noted as “C$.” Our consolidated financial statements that are included in this Annual Report are presented in U.S. dollars, unless otherwise stated.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report. These factors include, but are not limited to, the following:

●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due and to continue as a going concern;
●	timely access to capital and financing sources or strategic partners to fund the exploration, permitting, development and construction of the Project (as defined below);
●	the potential impact of a strategic transaction on the Company’s business, results of operations and financial condition, including substantial the costs and time associated therewith, the risk that any such transaction may not ultimately be consummated or that we may not realize the anticipated benefits of any such transaction;
●	the impact of delays in obtaining or failure to obtain required permits and other governmental approvals, or the impact of legal challenges by third parties to any such permits or governmental approvals, on the Company’s business, results of operations and financial condition;
●	the Company’s plans to submit a financing application to the Export-Import Bank of the United States (“U.S. EXIM”), the prospects of successfully securing financing from U.S. EXIM or other sources on acceptable terms, or at all, and the expected timing of, and benefits to the Project of, securing such financing from U.S. EXIM or other sources;
●	the Company’s ability to retain funds and request reimbursement for specified costs under the Technology Investment Agreement (“TIA”) under Title III of the Defense Production Act (“DPA”);
●	the intended environmental and other outcomes of the South Fork Salmon Water Quality Enhancement Fund (the “Fund”) related to the Nez Perce Tribe’s Clean Water Act (“CWA”) lawsuit, good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project and the anticipated source of funding of the Company’s payments required under the Settlement Agreement (as defined below);
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	the accuracy of analyses and other information based on expectations of future performance and planned work programs;

●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	the Company’s history of losses and expectation of future losses;
●	the Company’s limited property portfolio and potential challenges related to the Company’s title to its mineral properties;
●	timing, costs and potential success of future activities on the Company’s properties, including, but not limited to, development and operating costs in the event that a construction decision is made and the Company’s ability to achieve production at the Project if constructed;
●	potential results of exploration, development and environmental protection and remediation activities;
●	current or future litigation or environmental liability, including litigation challenging the validity of the permits and approvals issued with respect to the Project;
●	global economic, political and social conditions and financial markets, including any potential regulatory or policy changes resulting from a new administration, inflationary pressures and elevated interest rates;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	our reliance on outside consultants for critical services;
●	risks related to our largest shareholder;
●	loss of key executives or the inability to hire or retain key executives or employees to support construction, permitting and operational activities;
●	high levels of competition within the mining industry;
●	equipment, labor and services required for exploration and development of the Project;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Annual Report.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions as to production rates, operating costs, recovery and metal costs; that any additional financing needed will be available when needed on reasonable terms; that the current exploration, development, environmental and other objectives concerning the Company’s Stibnite Gold Project (the “Project” or “Stibnite Gold Project”) can be achieved and that the Company’s other corporate activities will proceed as expected; that Perpetua will be able to successfully obtain financing for the Project; that all requisite information will be available in a timely manner; that the current price and demand for gold, antimony and other metals will be sustained or will improve; that general business and economic conditions will not change in a materially adverse manner and that all necessary governmental approvals for the planned exploration, development and environmental protection activities on the Project will be obtained in a timely manner and on acceptable terms, and that the Company or such agencies will be able to successful defend against any challenges to such governmental approvals; and that the continuity of economic and political conditions and operations of the Company will be sustained.

These risks are not exhaustive. Because of these risks and other uncertainties, our actual results, performance or achievements, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this Annual Report. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the effects of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under applicable securities laws. We qualify all of our forward-looking statements by these cautionary statements.

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

Grade or grade means the amount of valuable metal in each tonne of ore, expressed as grams per tonne (g/t) for precious metals and as percent (%) for antimony.

km means kilometre(s).

m means metre(s) (equivalent to 3.281 feet).

M means million.

Mineralization or mineralization means the concentration of metals and their chemical compounds within a body of rock.

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

Sampling or sampling means a technique for collecting representative sub-volumes from a larger volume of geological material. The particular sampling method employed depends on the nature of the material being sampled and the kind of information required.

NOTICE REGARDING MINING PROPERTY DISCLOSURE RULES

The material scientific and technical information in respect of the Stibnite Gold Project in this Annual Report, unless otherwise indicated, is based upon information contained in the Technical Report Summary (the “TRS”), dated as of December 31, 2021, and amended as of June 6, 2022, developed for the Stibnite Gold Project in accordance with the mining property disclosure rules specified in Regulation S-K subpart 1300 (“S-K 1300”) promulgated by the U.S. Securities and Exchange Commission (the “SEC”). The TRS summarizes, in accordance with the mining property disclosure rules specified in S-K 1300, the technical report titled “Stibnite Gold Project, Feasibility Study Technical Report, Valley County, Idaho” dated effective December 22, 2020 and issued January 27, 2021 (the “2020 Feasibility Study”), which was prepared in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). NI 43-101 is a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosures an issuer makes of scientific and technical information concerning mineral projects. These standards differ from the mining property disclosure rules specified in S-K 1300. Accordingly, information concerning mineral deposits from the TRS set forth herein may not be comparable with information made public by companies that report in accordance with NI 43-101.

The updated financial information in respect of the Stibnite Gold Project in this Annual Report is based upon information contained in the Financial Update – Cash Flow Forecast for the Stibnite Gold Project, February 2025 (the “Financial Update”), which is included as Exhibit 99.1 to this Annual Report on Form 10-K. The Financial Update should be read as a supplemental financial update to the 2020 Feasibility Study, which is summarized in the Company’s TRS, with respect to economic information regarding the Project. Neither the Financial Update nor the studies or data underlying such update modifies the mineral resources and mineral reserves reported in the TRS or the material assumptions and information pertaining to such disclosure. The information contained in the Financial Update is subject to the assumptions, exclusions and qualifications set forth herein, as well as those contained in the 2020 Feasibility Study and the TRS, except to the extent explicitly updated herein.

The 2020 Feasibility Study, the TRS and the Financial Update are intended to be read as a whole and sections should not be read or relied upon out of context.

All disclosures contained in this Annual Report regarding the mineral reserves and mineral resource estimates and economic analysis on the property are fully qualified by the full disclosure contained in the 2020 Feasibility Study and the TRS.

Information of a scientific or technical nature in this Annual Report and the Financial Update have been approved by Christopher Dail, AIPG CPG #10596, Exploration Manager for Perpetua Resources Idaho, Inc. and a Qualified Person (as defined in NI 43-101 and as defined in S-K 1300).

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

The Corporation’s principal mineral project is the Stibnite Gold Project, which contains several gold, silver and antimony mineral deposits. The Corporation’s current focus is to explore, evaluate and potentially redevelop three of the Deposits known as the Hangar Flats Deposit, West End Deposit and Yellow Pine Deposit, all of which are located within the Stibnite Gold Project, as well as reprocess certain historical tailings located on the Project. These development activities would be undertaken in conjunction with a major restoration program designed to address legacy impacts related to historical mining activities in the Project area.

The Corporation’s subsidiaries’ property holdings at the Stibnite Gold Project are comprised of a contiguous package of unpatented federal lode claims, unpatented federal mill sites, patented lode mining claims and patented mill sites. As of December 31, 2024, this land position encompassed approximately 11,548 hectares held in 1,674 unpatented lode claims and mill sites and patented land holdings. A subsidiary of the Corporation acquired these rights through a combination of purchases and transactions and staking under the 1872 Mining Law and holds a portion under an option agreement. Bureau of Land Management claim rental payments and filings are current as of the date of this filing and the claims are all held in good standing. Normal maintenance and upkeep of the Project infrastructure continued during the year.

Corporate Structure

The following chart shows the intra-corporate relationships between the Corporation and its subsidiaries. Perpetua Resources Idaho, Inc. (“PRII”) has no ownership interest in the Stibnite Gold Project; rather, it is the designated operating entity of the Corporation and manages the activities on the Project site. The property holding entity, Idaho Gold Resources Company, LLC (“IGRCLLC”), is the surviving entity in a merger with Stibnite Gold Company (“SGC”), effective June 3, 2021, and is managed pursuant to an operating agreement with PRII. PRII and IGRCLLC are wholly owned by the Corporation.

IGRCLLC holds title to the Yellow Pine, Hangar Flats, and West End Deposits, all of the patented mill sites and all of the unpatented federal lode mining claims and unpatented mill sites.

Permitting and Environmental Matters

Perpetua Resources is focused on the exploration and mining of the Stibnite Gold Project (the “Project”), the reclamation of prior deposits and historical tailings, and the restoration of the area to address historical activities and legacy contamination. Our project is, therefore, subject to numerous environmental regulations, including federal, state, and local laws.

Significantly, we are subject to formal review under the National Environmental Policy Act (“NEPA”) and extensive permitting requirements. In 2016, the United States Forest Service (“USFS” or the “Forest Service”) began its formal review of the Stibnite Gold Project under NEPA. The Forest Service completed scoping in 2017 and subsequently pursuant to the NEPA process, the USFS and cooperating agencies undertook extensive review of our project and proposed actions through a Draft Environmental Impact Statement (“DEIS”), released by the USFS in August 2020. In response to public and agency feedback on the DEIS, Perpetua Resources proposed modifications to the mine plan analyzed in DEIS Alternative 2 to include reduction of the project footprint, improvements in water quality, and lower water temperatures. Perpetua Resources submitted a refined proposed action to the USFS in December 2020 (the “Modified Mine Plan”).

The USFS then prepared a Supplemental Draft Environmental Impact Statement (“SDEIS”) to further evaluate the project refinements and compare the Company’s proposed site access via Burntlog Route to an alternative option using current roads. After nearly two years of review, the SDEIS was published on October 28, 2022 for a 75-day public comment period. The USFS identified the Modified Mine Plan as the Preferred Alternative and concluded that it would reasonably accomplish the purpose and need for consideration of approval of the Stibnite Gold Project, while giving consideration to environmental, economic, and technical factors.

On September 6, 2024, the USFS published the Final Environmental Impact Statement (“FEIS”) and a Draft Record of Decision (“DROD”) for the Stibnite Gold Project. The FEIS analyzes the potential environmental effects (including benefits) of the mining and reclamation activities proposed as part of the Stibnite Gold Project. The DROD outlined the USFS’s proposed decision to authorize the Modified Mine Plan and to approve a special use authorization for transmission line upgrades and installation of a new power transmission line with supporting infrastructure.

On January 3, 2025, the USFS published the Final Record of Decision (the “ROD”) and FEIS Errata authorizing the Modified Mine Plan. Per the requirements of the FEIS and ROD, numerous plans comprising the suite of Environmental Monitoring and Management Plans are in process and will incorporate Project updates as well as required financial assurance, mitigation measures, environmental protection measures and design features. This will include preparation of a Final Mine Plan of Operations.

The Company’s Clean Water Act (“CWA”) Section 404 permit application, proposed Compensatory Mitigation Plan, and associated financial assurance remain under review by the U.S. Army Corps of Engineers (the “Army Corps.”) after the public comment period ended in October 2023. The Army Corps has been a part of the review process as a cooperating agency since the Company began the federal NEPA permitting process and has been formally evaluating the Section 404 permit application and proposed Compensatory Mitigation Plan since 2023. The Section 404 permit is the last remaining federal permit required to be issued prior to a construction decision. Perpetua expects the permit to be issued in the first half of 2025.

The U.S. Fish and Wildlife Service issued its Final Biological Opinion on September 6, 2024 and the National Marine Fisheries Service issued its Final Biological Opinion on October 7, 2024 (collectively, the “Final Biological Opinions”). These Final Biological Opinions imposed certain requirements on the Project that are incorporated into the USFS ROD.

The Company has filed applications for certain state permits and other approvals required from various agencies of the State of Idaho. These applications and approvals are at various stages of the process required under Idaho law and include applications and plans submitted to the Idaho Department of Environmental Quality (“IDEQ”) for an air Permit to Construct, Idaho Pollutant Discharge Elimination System discharge permits and a cyanidation facility permit, to the Idaho Department of Water Resources (“IDWR”) for permanent mine closure and financial assurance, and to IDWR for a stream alteration permit. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ancillary Permitting Update, below.

With the receipt of the ROD, the Corporation is currently focused on advancing the Project towards a construction decision, including finalizing the remaining federal and state permits and securing project financing.

To address historical legacy impacts at the site of the Stibnite Gold Project, Perpetua Resources has voluntarily entered into an Administrative Settlement Agreement and Order on Consent (“ASAOC”) pursuant to CERCLA with the United States Environmental Protection Agency (the “U.S. EPA”) and the United States Department of Agriculture (“USDA”). Finalized on January 15, 2021, the ASAOC provides for a number of time-critical removal actions (early response actions referred to as “Phase 1” in the ASAOC) designed to improve water quality in several areas of the site. Upon signing of the ASAOC, the aggregate cost of the Phase 1 obligation was estimated to be approximately $7,473,805. In 2021, 2022, 2023, and 2024 the total cost estimate to voluntarily address environmental conditions increased to $19,185,438 due to scope changes, inflation and higher fuel prices. As of December 31, 2024, Perpetua Resources determined it had completed all Phase 1 response actions required by the ASAOC and filed Removal Action Completion Reports (“RACR”) with the U.S. EPA and USDA with respect to such completion. Pursuant to the terms of the ASAOC, the two federal agencies are reviewing Perpetua Resources’ RACR to ascertain whether they agree that the required Phase 1 activities are complete. The ASAOC includes a process under which the Company and the signatory federal agencies will evaluate whether the Company will proceed with additional response actions after the Phase 1 work has been certified by the federal agencies as complete. The scope of any such potential additional actions and their costs have not yet been determined. See also Notes 8 and 9 to the Consolidated Financial Statements.

Our Project is subject to ongoing litigation and could face further litigious challenges in the future. Following the USFS’ publication of the ROD authorizing the mine plan for the Project, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies on February 18, 2025 by a number of claimants, including Save the South Fork Salmon and the Idaho Conservation League, alleging violations of NEPA and other federal laws in the regulatory review process. Among other remedies, the claimants seek to vacate the ROD, FEIS, the Final Biological Opinions and Project approvals and to enjoin any further implementation of the Project. PRII has filed a motion with the court to intervene in this lawsuit. While the Company believes the federal regulatory processes resulting in the issuance of the FEIS, ROD, and other approvals and documentation were conducted thoroughly and completely by the relevant federal regulatory agencies, there can be no assurance that the ROD, FEIS, and other Project approvals will be upheld upon judicial review. See Item 1A, Risk Factors, below.

Government and Environmental Regulations

Mining operations and exploration activities are subject to extensive national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, disclosure requirements and other matters. The Corporation plans to obtain the licenses, permits or other authorizations currently required to conduct its exploration or development programs, and it believes it is currently in material compliance with governing mining, health, safety and environmental statutes and regulations in the United States and Idaho. Except as otherwise noted herein, we are not subject to any orders or directions with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see Item 1A, Risk Factors, below.

Our operations are also subject to numerous environmental, health, and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations may require us to take precautions with respect to threatened, endangered, or otherwise protected species and their habitats as well as other natural, historical, and cultural resources, perform environmental assessments or impact statements, implement siting and operational programs or best practices to minimize environmental impacts from our operations, perform investigatory and remedial obligations, and obtain federal, state, and local permits, licenses, or other approvals. Failure to comply with these laws and regulations may result in the imposition of significant fines or penalties. Additionally, we could experience significant opposition from third parties to our application for such permits or during the administrative agency review and appeal process after the issuance of such permits. Delays, denials of, or challenges to permits, or the imposition of costly and difficult to comply with conditions, may impair the development of our Project or curtail our planned operations. The following provides a summary of the more significant environmental, health, and safety laws and regulations which our operations are subject to and for which compliance with may have a material adverse impact on our business.

National Environmental Policy Act

Our Project is subject to environmental review under NEPA. This law requires federal agencies to evaluate the environmental impact of their actions that may significantly affect the quality of the human environment; such review is a prerequisite for the granting of permits or similar authorization from federal agencies for the development of certain projects. As part of the review, the federal agencies are required to consider numerous environmental impacts, which may include potential impacts on air quality, water quality, cultural resources, wildlife, geology, and aesthetics, as well as alternatives to the project. The review process can lead to significant delays in approval of such projects and the issuance of the requisite permits which, in turn, can impact both the cost and development of operations. As a result of NEPA review, agencies may seek to deny permits or other support for a project, or condition approvals on certain modifications or mitigation actions. Additionally, authorizations under NEPA are subject to litigation, protest, or appeal, which has the potential to lead to further delays.

Pursuant to NEPA, the USFS and cooperating agencies undertook extensive review of our Project and proposed actions. As a result of this review, the USFS published the FEIS and DROD with respect to the Project on September 6, 2024 and published the ROD and FEIS Errata authorizing the Modified Mine Plan for the Project on January 3, 2025. Certain parties on February 18, 2025 filed a lawsuit in the U.S. District Court for the District of Idaho alleging that the USFS and other federal agencies violated applicable laws and other requirements in issuing the ROD and FEIS and taking related regulatory actions. The litigation is ongoing, and PRII has filed a motion with the court to intervene in this lawsuit. See “Permitting and Environmental Matters” above.

Comprehensive Environmental Response, Compensation, and Liability Act

The site upon which our Project is located has significant legacy contamination from previous mining operations by companies not related to Perpetua. CERCLA can impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are statutorily responsible for the release of hazardous substances into the environment. These persons include current owners or operators of a site where a release has occurred. Under CERCLA, such current owners or operators may be subject to strict, joint and several liability for the entire cost of cleaning up hazardous substances and for other expenditures, such as response costs and damage to natural resources. Idaho also has environmental cleanup laws analogous to CERCLA.

Voluntary cleanup actions can be undertaken pursuant to settlement agreements under CERCLA. We entered into an ASAOC with the U.S. EPA and the USDA in 2021 to conduct a number of time critical removal actions focused on improving water quality in several areas of the site. The Company filed RACR with the U.S. EPA and USDA advising the agencies that the Company believes it has completed all work required under Phase 1 of the ASAOC. The federal agencies are currently reviewing the RACR. See “Permitting and Environmental Matters” above and Notes 8 and 9 to the Consolidated Financial Statements.

Protection of Species and Habitat

Our operations are subject to several environmental regulations and guidelines regarding various protected species and their habitats and include the federal Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act, alongside similar state laws. These laws impose significant civil and criminal penalties for violations, including injunctions limiting or otherwise prohibiting operations in certain areas where protected species or their habitats are located. The imposition of such restrictions, such as seasonal limitations, may result in additional costs and delays and could impact the feasibility of our Project.

Clean Water Act

The CWA and other similar federal and state laws and regulations may require us to obtain permits for water discharges or take mitigation actions with respect to the loss of wetlands. Additionally, such regulations require us to implement a variety of best management practices to ensure that water quality is protected and the impacts of our operations on water quality are minimized. The CWA and analogous laws and regulations provide for administrative, civil and criminal penalties for unauthorized discharges of pollutants in reportable quantities and may impose substantial potential liability for the costs of addressing such discharges. The Nez Perce Tribe in 2019 filed a lawsuit against the Company in the U.S. District Court for the District of Idaho alleging violations of the CWA due to, among other things, exceedances of applicable water quality standards in certain water bodies in the vicinity of the Project site. The Company entered into a settlement of this litigation with the Nez Perce Tribe in 2023. See Item 3. Legal Proceedings, below.

Clean Air Act

The Clean Air Act and other similar laws and regulations may require us to obtain permits before construction can commence on a new source of potentially significant air emissions. Additionally, the U.S. EPA establishes and periodically reviews emissions standards that require the maximum degree of reduction in emissions of hazardous air pollutants, and we are required to comply with such emissions standards. The U.S. EPA and state agencies such as the Idaho Department of Environmental Quality have the ability to issue citations and orders and assess penalties for violations of permits or other applicable regulatory requirements.

Mine and Safety Health Administration

Mining operations are regulated by the U.S. Department of Labor’s Mine and Safety Health Administration (“MSHA”) which carries out the provisions of the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006. MSHA enforces the health and safety rules for all U.S mines and conducts mine inspections regarding compliance with applicable laws and regulations. MSHA has the ability to issue citations and orders and assess penalties for health and safety violations.

District Exploration

No exploration drilling was conducted by the Company during the reporting period. Some laboratory test work was completed to support requirements under the Defense Ordnance Technology Consortium agreement. Other site activities during the reporting period focused on maintaining claim location monuments and surveying, studies to support permitting and design, engineering and environmental studies to support the ongoing activities related to the ASAOC.

Employees

At December 31, 2024, the Corporation had 36 full time employees and 1 part time employee. 34 employees were directly related to the mineral development activities of the Stibnite Gold Project and the remaining 3 employees were focused on executive management, investor relations and administrative support of the Corporation. A total of 27 employees were employed in Idaho, with many of the Perpetua Resources team working remotely. The Corporation also contracts out certain activities to contractors with specific skills to assist with various aspects of the Project.

Competition

The gold and critical mineral exploration and mining business is a competitive business. The Corporation competes with numerous other companies possessing greater financial and technical research resources. Competition is particularly intense with respect to the acquisition of desirable, undeveloped gold or critical mineral properties. The Corporation’s competitive strength is due, in part, to having the only antimony reserves in the United States. If additional accessible sources of antimony become available or demand is reduced, the Corporation’s ability to access funding or government support may be affected. We also encounter competition for the hiring of key personnel. This competition could adversely impact our ability to advance the Project, acquire suitable prospects for exploration in the future on terms we consider acceptable, attract necessary capital funding or acquire an interest in additional properties. See Item 1A., Risk Factors, below.

Environmental, Social and Governance (“ESG”)

Our commitment to ESG practices is explained in our ESG Policy. Our ESG Policy, Sustainability Roadmap and our 2023 Sustainability Report can be found on the Company’s website. Information on our website is neither part of, nor incorporated into, this Annual Report on Form 10-K.

Availability of Raw Materials

The raw materials we require to carry on our business are readily available through normal supply or business contracting channels in the United States and Canada. Historically, we have been able to secure the appropriate equipment and supplies required to conduct our contemplated programs. As a result, we do not believe that we will experience any shortages of required equipment or supplies in the foreseeable future. See also section Item 1A, Risk Factors – “A shortage of supplies and equipment, or the inability to obtain such supplies and equipment when needed and at expected prices, could adversely affect Perpetua Resources’ ability to operate its business.” and “Changes in U.S. administrative policy, including the imposition of or increases in tariffs on steel and/or other raw materials, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on us.”

Gold Price History

The price of gold is volatile and is affected by numerous factors, all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global and regional gold demand, and international and national political and economic conditions. The following table presents the annual high, low and average daily afternoon London Bullion Market Association gold price over the past five calendar years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,801
2023	$2,078	$1,811	$1,943
2024	$2,778	$1,985	$2,387
2025 (through March 7)	$2,934	$2,609	$2,806

Data Source: www.kitco.com

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies. These provisions include:

●	an exemption from the auditor attestation requirement in the assessment of the effectiveness of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and
●	reduced disclosure about our executive compensation arrangements.

We will continue to be an emerging growth company until the earliest of:

●	the last day of our fiscal year in which we have total annual gross revenues of $1.235 billion (as such amount is indexed for inflation every five years by the SEC to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest $1.0 million) or more;
●	the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (“Securities Act”);
●	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; or
●	the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates (or public float) exceeds $700.0 million as of the last day of our second fiscal quarter in our prior fiscal year.

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

Item 1A. Risk Factors.

Investing in our common shares involves a high degree of risk. An investment in our securities is speculative and involves a high degree of risk due to the nature of our business and the present stage of exploration and development of our mineral properties. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and Part II, Item 7. entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in any documents incorporated in this Annual Report by reference, before deciding whether to invest in our common shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects and could cause them to differ materially from the estimates described in forward-looking statements in this Annual Report. In such an event, the market price of our common shares could decline, and you may lose all or part of your investment. Although we have discussed risks we have identified as material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Certain statements below are forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Risk Factor Summary

The following is a summary of important risk factors that are specific to our business, industry and our incorporation under the laws of British Columbia:

●	Our ability to continue the exploration, permitting, development, and construction of the Project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.
●	We do not currently have sufficient funds or committed financing necessary to commence construction of the Project, and we may be unable to raise the necessary funds.
●	Funding under the U.S. EXIM letter of interest is subject to an application and diligence process, and the amount and timing of such funding, if any, is uncertain and subject to conditions outside the Company’s control.
●	A strategic transaction, whether or not consummated, could have an adverse effect on our business, results of operations and financial conditions.
●	Our funding under the TIA is subject to certain conditions, limitations and ongoing obligations. If we fail to satisfy these conditions, we may be unable to obtain all of the funding allocated to Perpetua Resources or may be required to disgorge such funds.
●	We require various permits to commence construction and operation of the Project and any future operations, and delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.
●	We have no history of commercially producing precious metals from our mineral properties and there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.
●	Perpetua Resources’ future exploration and development efforts may be unsuccessful.
●	Perpetua Resources’ mineral resource and mineral reserve estimates may not be indicative of the actual gold or other minerals that can be mined.
●	Perpetua Resources faces numerous uncertainties in estimating economically recoverable mineral reserves and mineral resources, and inaccuracies in estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.
●	Perpetua Resources’ title to its mineral properties and its validity may be disputed in the future by others claiming title to all or part of such properties.
●	Perpetua Resources has a history of net losses and expects losses to continue for the foreseeable future.
●	We have a limited property portfolio.
●	Perpetua Resources faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and Perpetua Resources may not be able to effectively compete.
●	We are subject to extensive environmental laws and regulations, where compliance failure may impact our operations.
●	Our operations, including permitting, currently are and in the future may be subject to legal challenges, which could result in adverse impacts to our business and financial condition.
●	Our operations are subject to climate change risks.
●	Increasing attention to ESG matters and conservation measures may adversely impact our business.
●	Perpetua Resources depends on key personnel for critical management decisions and industry contacts but does not maintain key person insurance.

●	Perpetua Resources does not have a full staff of technical experts and relies upon outside consultants to provide critical services.
●	Certain Perpetua Resources directors and officers also serve as officers and/or directors of other mining companies, which may give rise to conflicts.
●	Perpetua Resources’ business involves risks for which Perpetua Resources may not be adequately insured, if it is insured at all.
●	A shortage of supplies and equipment, or the inability to obtain such supplies and equipment when needed and at expected prices, could adversely affect Perpetua Resources’ ability to operate its business.
●	Resource exploration and development is a high risk, speculative business.
●	Mineral exploration and development is subject to numerous industry operating hazards and risks, many of which are beyond Perpetua Resources’ control and any one of which may have an adverse effect on its financial condition and operations.
●	Metal prices have fluctuated widely in the past and are expected to continue to do so in the future, which may adversely affect the amount of revenues derived from the future commercial production.
●	Rising metal prices encourage mining exploration, development, and construction activity, which in the past has increased demand for and cost of contract mining services and equipment.
●	Global financial markets can have a profound impact on the global economy in general and on the mining industry in particular.
●	Our business could be negatively impacted by inflationary pressures, which may increase our operating costs and decrease our access to capital required to operate our business.
●	Changes in U.S. administrative policy, including the imposition of or increases in tariffs on steel and/or other raw materials, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on us.
●	The requirements of being a public company in the United States and Canada and maintaining a dual listing on both Nasdaq and the TSX, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and applicable securities laws of Canada, may strain our resources, increase our costs, and require significant management time and resources.
●	For as long as we are an “emerging growth company,” or a “smaller reporting company” we will not be required to comply with certain reporting requirements that apply to some other public companies, and such reduced disclosures requirement may make our Common Shares less attractive.
●	Provisions in the Company’s corporate charter documents and Canadian law could make an acquisition of the Company, which may be beneficial to its shareholders, more difficult and may prevent attempts by the shareholders to replace or remove the Company’s current management and/or limit the market price of the Common Shares.
●	Because we are a corporation incorporated in British Columbia and some of our directors and officers may reside, now or in the future, in Canada, it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the federal securities laws of the United States. Similarly, it may be difficult for Canadian investors to enforce civil liabilities against our directors and officers that reside outside of Canada.
●	Perpetua Resources has no history of paying dividends, does not expect to pay dividends in the immediate future and may never pay dividends.
●	Perpetua Resources will need to raise additional capital through the sale of its securities or other interests, resulting in potential for significant dilution to the existing shareholders and, if such funding is not available, Perpetua Resources’ operations would be adversely affected.
●	Future sales of Perpetua Resources’ common shares into the public market by holders of Perpetua Resources options and warrants may lower the market price, which may result in losses to Perpetua Resources’ shareholders.
●	Our largest shareholder has significant influence on us and may also affect the market price and liquidity of our securities.
●	In the future, we may be subject to legal proceedings.
●	We are subject to taxation both in Canada and the United States, and shareholders may be subject to Canadian and U.S. withholding and certain other taxes.
●	We are required to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
●	If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
●	System security vulnerabilities, data breaches, and cyber-attacks could compromise proprietary or otherwise sensitive information or disrupt operations, which could adversely affect Perpetua Resources’ business, reputation, operations, and stock price.

Risk Factor Discussion

Risks Related to Our Business

Our ability to continue the exploration, permitting, development, and construction of the Project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

We have limited financial resources. We will need external financing to develop and construct the Project and to complete the permitting process. The Company’s latest liquidity forecast indicates that available cash resources for expenses not eligible for reimbursement under the TIA (as defined below) are expected to be exhausted in the third quarter of 2025. We expect to incur other costs in the foreseeable future that are not eligible for reimbursement under the TIA and may incur unanticipated increases to costs as a result of inflation, fuel or labor costs or other factors. Furthermore, only approximately $10 million remained available for reimbursement under the TIA as of December 31, 2024, and costs must be incurred on or before June 16, 2025 to be eligible for reimbursement. Once such funding is exhausted or has expired, the Company will need to seek new funding sources for expenses currently reimbursed through the TIA. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing or strategic opportunities. In particular, the Company has engaged RBC Capital Markets and Endeavour Financial to assist with the evaluation of potential strategic and financing opportunities and to support the Company’s application process in connection with the U.S. EXIM $1.8 billion Letter of Interest received in April 2024. Any such financing or strategic transaction, or any funding commitment from U.S. EXIM, will be subject to due diligence, the negotiation of funding terms and other conditions, and there can be no assurance of the amount, timing or nature of any such financing or strategic transaction, if any, and any such financing or strategic transaction may not be consummated at all. Additionally, the potential costs of obtaining such financing or any strategic transaction can be significant and may put additional strains on our cash flows. Furthermore, in May 2023 the Company entered into the Sales Agreement (as defined herein) with respect to an ATM Offering (as defined herein); however, only $6.2 million remained available under the program as of December 31, 2024. Sales under the program are also subject to certain conditions, including market conditions, and there is no assurance that the Company will be able to raise additional funds under the program, at acceptable stock prices or at all. If additional financing is not secured before the third quarter of 2025, the Company would no longer be able to meet its ongoing obligations or advance construction readiness activities.

We do not currently have sufficient funds or committed financing necessary to commence construction of the Project, and we may be unable to raise the necessary funds.

We have commenced pre-construction engineering and other preparations with the goal of commencing construction of the Project in 2025. According to the Financial Update, as of December 31, 2024, the total initial capital cost estimate for the Project was approximately $2,215 million.

We do not currently have sufficient funds or committed financing to commence construction of the Project. Our ability to obtain sufficient funds or committed financing on acceptable terms, or at all, may be impacted by various factors, including, but not limited to, unfavorable market conditions or commodity pricing; unfavorable interest rates; regulatory uncertainty; the incurrence of additional debt, which may be subject to certain restrictive covenants; restrictions on our use of government funding and permitting delays or challenges to our existing permits. The cost and terms of such financing, if obtained, may significantly reduce the expected benefits from development of the Project and/or render such development uneconomic, including by imposing restrictive covenants; limiting our ability to control certain property or development decisions as a result of our entry into joint ventures or other similar arrangements; the loss of certain economic benefits of our property as a result of our entry into royalty or similar agreements; or dilution to existing shareholders resulting from additional equity financing.

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

Funding under the U.S. EXIM letter of interest is subject to an application and diligence process, and the amount and timing of such funding, if any, is uncertain and subject to conditions outside the Company’s control.

On April 8, 2024, the Company announced that it received a non-binding and conditional Letter of Interest from the Export-Import Bank of the United States (“U.S. EXIM”) for potential debt financing of up to $1.8 billion through U.S. EXIM’s “Make More in America” and “China and Transformational Exports Program” initiatives. The Company expects to submit a formal application to U.S. EXIM in the second quarter of 2025. Upon receipt of an application for financing, U.S. EXIM will conduct the due diligence necessary to determine if a final commitment may be issued. Any final commitment will be dependent on meeting U.S. EXIM’s underwriting criteria, authorization process, finalization and satisfaction of terms and conditions. All final commitments must comply with U.S. EXIM policies as well as program, legal and eligibility requirements.

There can be no assurance that the Company will be able to successfully satisfy any or all of such conditions. In particular, one condition of funding is that the Company raise a certain amount of equity financing. The Company may be unable to raise such additional financing on acceptable terms, or at all. If such condition is satisfied through an issuance of common shares, shareholders may experience significant dilution (see Item 1A. Risk Factors – Perpetua Resources will need to raise additional capital through the sale of its securities or other interests, resulting in potential for significant dilution to the existing shareholders and, if such funding is not available, Perpetua Resources’ operations would be adversely affected.).

The application process is controlled by U.S. EXIM and is subject to the procedures, priorities and staffing of the agency. As a result, the Company’s application may not be reviewed or processed on the Company’s preferred or expected timeline, and funds may not be available when needed to commence construction. Furthermore, U.S. EXIM funding is subject to the priorities of the federal government, which may result in changes to the amount, timing or conditions of funding. Even if approved, the terms of any U.S. EXIM funding may not be on acceptable terms or may be subject to conditions that the Company is unable to satisfy. If the Company is unable to secure U.S. EXIM financing, it may be unsuccessful in obtaining other project financing when needed or enter into strategic transactions on acceptable terms, or at all.

A strategic transaction, whether or not consummated, could have an adverse effect on our business, results of operations and financial conditions.

In 2024, the Company engaged RBC Capital Markets and Endeavour Financial to assist with the evaluation of potential strategic and financing opportunities and to support the Company’s application process in connection with the U.S. EXIM $1.8 billion Letter of Interest received in April 2024. The pursuit of such strategic transactions involve significant risks to the Company’s operations and financial results, whether or not such transaction is ultimately consummated. Such risks could include:

●	Diversion of management’s attention away from our business;
●	Significant transaction costs, which may or may not be recovered in the future and which may be incurred even if such strategic transaction fails to close or is otherwise unsuccessful;
●	Dilution of our equity interests or a decrease in the value of our common shares;
●	Failure to complete such strategic transaction on expected timeframes, or at all;
●	A change in control or a shareholder’s acquisition of a controlling stake in our business, which could trigger certain rights and remedies available to our contractual counterparties;
●	Restrictions on our ability to raise additional capital, incur indebtedness or control decisions regarding our operations and management;
●	Loss of key management personnel or employees, or the deterioration of our relationships with our employees;
●	Disruption to our relationships with contract counterparties, community members, regulators and other stakeholders;
●	Negative publicity or harm to our reputation;
●	Legal proceedings and substantial costs associated with litigation; and
●	Failure to realize expected benefits of any such transaction.

The negotiation and consummation of any such financing or strategic transaction will require significant expenditures of time, attention and funds. Additionally, we may not control decisions made pursuant to agreements relating to strategic transactions, including joint ventures, to the extent we do not have a controlling interest in the venture or are not an operator under such agreements. The other parties to these arrangements may have economic, business, or legal interests or goals that are inconsistent with the Company’s and, therefore, decisions may be made that the Company does not believe are in its best interest. Moreover, parties to such agreements or ventures may be unable to meet their economic or other obligations, and the Company may be required to fulfill those obligations alone. In either case, the value of the investment and the Company’s business and financial condition may be adversely affected.

Achievement of the benefits expected from financing or strategic transactions may require us to incur significant costs and could have a material adverse effect on our business, operating results, financial condition and the price of our common shares. In addition, the negotiation and consummation of any such transaction may require significant attention from our management team, which may detract attention from our day-to-day operations. Any one or more of these factors or other risks could cause us not to realize the anticipated benefits of a financing or strategic transaction and could have a material adverse effect on our financial condition.

Our funding under the TIA is subject to certain conditions, limitations and ongoing obligations. If we fail to satisfy these conditions, we may be unable to obtain all of the funding allocated to Perpetua Resources or may be required to disgorge such funds.

In December 2022, Perpetua Resources was awarded an undefinitized Technology Investment Agreement (“TIA”) of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the United States Department of Defense (the “DOD”), establishing the full, not-to-exceed amount of $24.8 million. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. If we fail to satisfy these conditions, we will be unable to obtain remaining funds available under the TIA and, under certain circumstances, could be required to disgorge funds already paid. On May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million.

Under the TIA, Perpetua Resources may request reimbursement for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project, which includes reimbursement of employee wages for activities included in the scope of the TIA. The funds may be used only for the purposes specified in the TIA and are not available to the Corporation for general corporate purposes other than those specified. Furthermore, the TIA contains limitations on the Corporation’s ability to share or sell certain assets, interests or technology to foreign counterparties, which may limit the Corporation’s ability to raise funding from foreign sources or capitalize on business opportunities with foreign companies.

We require various permits to commence construction and operation of the Project and any future operations, and delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

Our current and anticipated future operations, including further exploration and development activities and commencement of construction and operations on the Project, require permits from various United States federal, state, and local governmental authorities. There can be no assurance that all permits that we require for the construction of mining facilities and to conduct mining operations will be obtainable on reasonable terms, or at all. Furthermore, permitting requirements can be costly to comply with and involve extended timelines. Permitting delays, failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained or successful legal challenges to the issuance of permits we have obtained, could have a material adverse impact on us.

The duration and success of efforts to obtain and renew permits are contingent upon many variables not within our control. Shortage of qualified and experienced personnel in the various levels of government could result in delays or inefficiencies. Backlog within the permitting agencies could affect the permitting timeline of the various projects. Other factors that could affect the permitting timeline include (i) the number of other large-scale projects currently in a more advanced stage of development which could slow down the review process and (ii) significant public response regarding the Project or any future projects the Corporation undertakes. Additionally, to the extent that we are granted necessary permits, we may be subject to a number of Project requirements or conditions including the installation or undertaking of programs to safeguard protected species and their habitat, sites, or otherwise limit the impacts of our operations. Previously obtained permits may be suspended or revoked for a variety of reasons. While we strive to obtain and comply with all necessary permits and approvals, any failure to do so may have negative impacts upon our business or financial condition, such as increased delays, curtailment of our operations, increased costs, implementation of mitigation or remediation requirements, the potential for litigation or regulatory action, and damage to our reputation.

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

The Project is not in production or currently under construction, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development has a high degree of risk and few properties that are explored are ultimately developed into producing mines. The future development of the Project will require obtaining federal and state permits and financing and the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including, among others:

●	The need to obtain remaining environmental and other governmental approvals and permits, and the timing and conditions of those approvals and permits, and challenges to the issuance of such approvals and permits;
●	The potential that future exploration and development of mineral claims on or near the Project site may be impacted by litigation and/or consent decrees entered into by previous owners of mineral rights;
●	The availability and cost of funds necessary to finance construction and development activities;

●	The timing and cost, which can be considerable, of the construction of mining and processing facilities, as well as other related infrastructure;
●	Potential opposition from Native American tribes, non-governmental organizations, environmental groups or local groups, which may delay or prevent permitting, development and construction activities;
●	Potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
●	The availability and cost of skilled labor and mining equipment; and
●	The availability and cost of appropriate smelting and/or refining arrangements.

The costs, timing and complexities of mine construction and development are increased by the remote location of the Project, with additional challenges related thereto, including access, water and power supply, and other support infrastructure. The lack of availability of such infrastructure on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay development of the Project. Cost estimates may increase significantly as more detailed engineering work and studies are completed. New mining operations commonly experience unexpected costs, problems and delays during development, construction, and mine start-up. In addition, delays in the commencement of mineral production often occur. Furthermore, a significant drop in commodity prices over a sustained period of time could render the Project not economically viable or limit our ability to maintain operations. Accordingly, there are no assurances that our activities will result in profitable mining operations, that we will successfully establish mining operations, or that we will profitably produce precious metals at the Project.

In addition, there is no assurance that our mineral exploration activities will result in any discoveries of new ore bodies. If further mineralization is discovered, there is also no assurance that the commercial production of the mineralized material would be economical. Discovery of mineral deposits is dependent upon a number of factors and significantly influenced by the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon a number of factors which are beyond our control, including the attributes of the deposit, commodity prices, government policies and regulation, and environmental protection requirements.

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

Most exploration projects do not result in the discovery of commercially viable mineral deposits and no assurance can be given that any particular level of recovery or Mineral Reserves will in fact be realized, or that any identified mineral deposit will ever qualify as a commercially viable deposit which can be legally and economically exploited.

Perpetua Resources’ mineral resource and mineral reserve estimates may not be indicative of the actual gold or other minerals that can be mined.

Assay results from core drilling or reverse circulation drilling can be subject to errors at the laboratory analyzing the drill samples. In addition, reverse circulation or core drilling may lead to samples which may not be representative of the gold, antimony or other metals in the entire deposit. Mineral resource and mineral reserve estimates are based on interpretation of available facts and extrapolation or interpolation of data and may not be representative of the actual deposit. In the context of mineral exploration and future development, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There may also be unknown geologic details that have not been identified or correctly appreciated at the current level of delineation in these types of investigations. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining and processing operations. The calculations of amounts of mineralized material within Mineral Resources and Mineral Reserves are estimates only. Actual recoveries of gold, antimony and other potential by-products from Mineral Resources and Mineral Reserves may be lower than those indicated by test work. Any material change in the quantity of mineralization, grade, tonnage or stripping ratio, or the price of gold, antimony and other potential by-products, may affect the economic viability of a mineral property. In addition, there can be no assurance that the recoveries of gold, antimony and other potential by-products in small-scale laboratory tests will be duplicated in larger scale pilot plant tests under on-site conditions or during production. Notwithstanding the results of any metallurgical testing or pilot plant tests for metallurgy and other factors, there remains the possibility that the ore may not react in commercial production in the same manner as it did in testing.

Mining and metallurgy are an inexact science and, accordingly, there always remains an element of risk that a mine may not prove to be commercially viable. Until a deposit is actually mined and processed, the quantity of Mineral Reserves, Mineral Resources and grades must be considered as estimates only. In addition, the determination and valuation of Mineral Reserves and Mineral Resources is based on, among other things, assumed metal prices. Market fluctuations and metal prices may render the development or extraction of Mineral Resources and Mineral Reserves uneconomic. Any material change in quantity of Mineral Reserves, Mineral Resources, grade, tonnage, percent extraction of those mineral reserves recoverable by underground mining techniques or stripping ratio for those Mineral Reserves recoverable by open pit mining techniques may affect the economic viability of a mining project, including the Project and any future operations in which the Corporation has a direct or indirect interest. Any or all of these factors may lead to mineral resource and/or mineral reserve estimates being overstated, the mineable gold that can be received from the Project being less than the mineral resource and mineral reserve estimates, and the Project not being a viable project.

If the Corporation’s mineral resource and mineral reserve estimates for the Project are not indicative of actual grades of gold, antimony and other potential by-products, Perpetua Resources will have to continue to explore for a viable deposit or cease operations.

Perpetua Resources faces numerous uncertainties in estimating economically recoverable mineral reserves and mineral resources, and inaccuracies in estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

Information concerning our mining properties in Item 2, Properties has been prepared in accordance with the requirements of Regulation S-K subpart 1300. A mineral is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining, processing and selling the mineral. Mineral reserve and mineral resource estimates of the gold, silver and antimony in our mining properties are based on many factors, including engineering, economic and geological data assembled and analyzed by internal staff and third parties, which includes various engineers and geologists, the area and volume covered by mining rights, assumptions regarding extraction rates and duration of mining operations, and the quality of in-place mineral reserves and mineral resources. The mineral reserve and mineral resource estimates as to both quantity and quality are updated from time to time to reflect, among other matters, new data received.

There are numerous uncertainties inherent in estimating quantities and qualities of minerals and costs to mine recoverable mineral reserves and mineral resources, including many factors beyond the Company’s control. Estimates of mineral reserves and mineral resources necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include, among others:

●	Geologic and mining conditions, including the Company’s ability to access certain mineral deposits as a result of the nature of the geologic formations of the deposits or other factors, which may not be fully identified by available exploration data;
●	Demand for the Company’s minerals;
●	Commodity prices and global market conditions, including as a result of tariffs, embargoes, conflicts or other geopolitical events;
●	Contractual arrangements, operating costs and capital expenditures;
●	Development and reclamation costs;
●	Mining technology and processing improvements;
●	The effects of regulation by governmental entities or agencies and adverse judicial decisions;
●	The ability to obtain, maintain and renew all required permits;
●	Employee health and safety; and
●	The Company’s ability to convert all or any part of mineral resources to economically extractable mineral reserves.

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

The validity of mining rights may, in certain cases, be uncertain and subject to being contested. The Company’s mining rights, claims and other land titles, particularly title to undeveloped properties, may be defective and open to being challenged by governmental authorities, local communities, and other third parties.

Perpetua Resources’ properties consist of various mining concessions in the United States that provide both mineral and surface rights. Under U.S. law, the concessions may be subject to prior unregistered agreements or transfers, which may affect the validity of the Company’s ownership of such concessions. For example, the Company does not hold surface rights on portions of six of the patented mill sites within the boundaries of the Project site. The Company has engaged in discussions with the owner of the property to acquire those lands and holds a right of first refusal with predefined terms, but there is no certainty that a transaction will be finalized. A claim by a third party asserting prior unregistered agreements or transfers on any of Perpetua Resources’ mineral properties, especially where commercially viable Mineral Reserves have been located, could adversely result in Perpetua Resources losing commercially viable Mineral Reserves. Even if a claim is unsuccessful, it may potentially affect Perpetua Resources’ current activities due to the high costs of defending against such claims and its impact on senior management’s time. If the Company loses a commercially viable Mineral Reserve, such a loss could lower Perpetua Resources’ revenues or cause it to cease operations if this Mineral Reserve represented all or a significant portion of Perpetua Resources’ operations at the time of the loss.

Certain of Perpetua Resources’ properties may be subject to the rights or the asserted rights of various community stakeholders, including federally-recognized Indian tribes. The presence of community stakeholders may also impact the Company’s ability to explore, develop or, in potentially the future, operate its mining properties. In certain circumstances, consultation with such stakeholders may be required and the outcome may affect the Company’s ability to explore, develop or operate its mining properties.

Certain of the Company’s mineral rights consist of unpatented mining claims. Unpatented mining claims present unique title risks due to the potential requirements for validity under Unites States law and the opportunities for third-party challenge. In the lawsuit filed in February 2025 in the U.S. District Court for the District of Idaho challenging the validity of the USFS FEIS and ROD for the Project, the plaintiffs have alleged that certain of the unpatented mining claims held by Perpetua Resources are not valid under U.S. law for certain proposed used approved in the ROD. While the Company believes that USFS has properly determined that Perpetua Resources’ unpatented mining claims included within the proposed Project are valid under U.S. law, there can be no assurance the Company will successfully defend against this challenge.

Perpetua Resources has a history of net losses and expects losses to continue for the foreseeable future.

We have a history of net losses and we expect to incur net losses for the foreseeable future. The Project has not advanced to the commercial production stage and we have no history of earnings or cash flow from operations. We expect to continue to incur net losses unless and until such time as the Project commences commercial production and generates sufficient revenues to fund continuing operations. The development of our mineral properties to achieve production will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, including the progress of ongoing exploration and development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the process of obtaining required government permits and approvals, responding to opposition to the Project, including potential litigation, the availability and cost of financing, the participation of our partners, and the execution of any sale or joint venture agreements with strategic partners. These factors, and others, are beyond our control. There is no assurance that we will be profitable in the future.

We have a limited property portfolio.

At present, our only material mineral properties are interests that we hold through our subsidiary in the Project. Unless we acquire or develop additional mineral properties, we will be solely dependent upon these properties. If no additional mineral properties are acquired by us, any adverse development affecting our operations and further development of the mineral properties within the Project may have a material adverse effect on our financial condition and results of operations.

Perpetua Resources faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and Perpetua Resources may not be able to effectively compete.

The mineral resource industry is intensively competitive in all of its phases, and Perpetua Resources competes with many companies possessing much greater financial and technical research resources for the acquisition of mineral claims, leases and other mineral interests, as well as for the recruitment and retention of qualified employees and other personnel. Competition is particularly intense with respect to the acquisition of desirable undeveloped gold and critical mineral properties. The principal competitive factors in the acquisition of such undeveloped properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. Competition could adversely affect the Corporation’s ability to advance the Project or to acquire suitable prospects for exploration in the future on terms it considers acceptable. The Corporation’s competitive strength is due, in part, to having the only antimony reserves in the United States. If additional accessible sources of antimony become available or demand is reduced, the Corporation’s ability to access funding or government support may be affected. Increased competition could adversely affect the Corporation’s ability to attract necessary capital funding or acquire an interest in additional properties.

We are subject to extensive environmental laws and regulations, where compliance failure may impact our operations.

Our mining, exploration, and development operations are subject to extensive environmental, health, and safety laws and regulations in the jurisdictions in which we operate and include those relating to the discharge and remediation of materials in the environment, waste management, and natural resource protection and preservation. Numerous governmental authorities, such as the U.S. EPA and analogous state agencies, have the authority to enforce compliance with these laws and regulations and the permits issued thereunder, oftentimes requiring difficult and costly response actions. Certain environmental laws, such as CERCLA, can impose strict, joint and several liability for costs required to remediate and restore sites where hazardous substances have been stored or released, including sites subject to legacy contamination. We may be required to remediate contaminated properties currently owned and operated by us regardless of whether such contamination resulted from our actions or from the conduct of others. Additionally, claims for damages to persons or property, including damages to natural resources, may result from the environmental, health, and safety impacts of our operations.

We may incur substantial costs to maintain compliance with environmental, health, and safety laws and regulations and such costs could increase if existing laws and regulations are revised or reinterpreted or if new laws or regulations applicable to our operations are enacted. Failure to comply with these environmental, health, and safety laws and regulations may result in the imposition of restrictions on our operations, administrative civil or criminal liabilities, injunctions, third-party property damage or personal injury claims, investigatory cleanup or other remedial obligations, or other adverse effects on our business, financial condition, or operations. Current and future legislative, regulatory, and judicial action could result in changes to operating permits, material changes in operations, and increased capital and operating expenditures, among others.

Our operations are also subject to extensive laws and regulations governing worker health and safety and require us to ensure our employees receive adequate training and guidance to follow applicable environmental, health, and safety policies, procedures, and programs. Failure to comply with applicable legal requirements may cause us to incur significant legal liability, penalties, or fines, result in reputational damage, and negatively impact our employee retention. Our mines will be inspected on a regular basis by government regulators who may issue orders and citations if they believe a violation of applicable mining health and safety laws has occurred. In such cases, we may be subject to fines, penalties, or sanctions, and our operations may be temporarily shut down. Additionally, future changes in applicable laws and regulations, including more rigorous enforcement, could have an adverse impact on operations and result in increased material expenditures to achieve compliance.

Our operations, including permitting, currently are and in the future may be subject to legal challenges, which could result in adverse impacts to our business and financial condition.

Our mining, exploration, and development operations, and the permits required for such activities, may be subject to legal challenges at the international, federal, state, and local level by various parties. Such legal challenges may allege non-compliance with laws and regulations or may seek to invalidate permits or regulatory actions regarding the Project or future projects undertaken by the Corporation. For example, in August 2019, the Nez Perce Tribe filed a complaint in the U.S. District Court for the District of Idaho seeking to hold the Company responsible for alleged violations of the CWA through declaratory and injunctive relief. Following the execution of the voluntary ASAOC with the U.S. EPA and the United States Department of Agriculture, the Corporation and the Nez Perce Tribe agreed to stay the CWA litigation and explore alternative dispute resolution through court-ordered mediation. The mediation effort was successful, and the Company and the Nez Perce Tribe filed the Settlement Agreement and Stipulation for Dismissal with the U.S. District Court on August 8, 2023 and the case was dismissed without prejudice on October 2, 2023. Under the settlement, a dismissal with prejudice may occur after completion of our required payments. Once we have satisfied our payment obligations under the settlement, the Company anticipates that the parties will submit a stipulation of dismissal with prejudice to the court.

Additionally, following the USFS’ publication of the ROD and FEIS Errata authorizing the mine plan for the Project, subject to various requirements, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies on February 18, 2025 by a number of claimants, including Save the South Fork Salmon and the Idaho Conservation League, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, FEIS Errata, Final Biological Opinions and Project approvals and enjoin any further implementation of the Project. PRII has filed a motion with the court to intervene in this lawsuit. While the Company believes the federal regulatory process was conducted thoroughly and completely by the relevant federal regulatory agencies, there can be no assurance that the ROD, FEIS, and other Project approvals will be upheld upon judicial review.

Legal challenges such as those described above and elsewhere in this Annual Report may result in adverse impacts to our planned operations such as increased defense costs (to the extent we are a party to such challenges), the performance of additional mitigation and remedial activities, or significant delays to our Project. We may also be subject to more localized opposition, including efforts by environmental groups, which could attract negative publicity or have an adverse impact on our reputation.

Additionally, our Project is located in a mining district with significant impacts from legacy mining operations prior to our acquisition of and legal interests in certain properties. Pursuant to CERCLA and other statutes, we may be subject to liability and remediation responsibilities with respect to these sites under applicable law, consent decrees or similar agreements.

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

Some capital markets participants are increasingly using certain components of ESG as a factor in their assessments, which could impact our cost of capital or access to financing. There has also been an acceleration in investor demand for ESG investing opportunities, and many institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG-focused investments. As a result, there has been a proliferation of ESG-focused investment funds and market participants seeking ESG-oriented investment products. There has also been an increase in third-party providers of company ESG ratings and rankings, and an increase in ESG-focused voting policies among proxy advisory firms, portfolio managers, and institutional investors. For example, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such ratings, rankings and voting policies, they often differ based on the provider and the data they prioritize and they are continually changing. However, such ratings, rankings and voting policies may be used by some investors to inform their investment and voting decisions. Additionally, certain investors may use these ratings or rankings to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score rating or ranking as a reputational or other factor in making an investment decision. Consequently, unfavorable ESG ratings could lead to increased negative investor sentiment toward us and could impact our stock price and access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely impact our business. Furthermore, there has recently been backlash from certain governments and investors against ESG funds and investment practices that has resulted in increased scrutiny and withdrawals from such funds. Such backlash has also resulted in “anti-ESG” focused activism and investment funds, which may result in additional strains on our resources. If we are unable to meet the often conflicting ESG standards or investment, lending, ratings, or voting criteria and policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, we may face increased ESG- or anti-ESG-focused activism, our cost of capital may increase, and our reputation may also be negatively affected.

Our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of, among other things, any failure to meet our ESG plans or targets or stakeholder perceptions of statements made by us, our employees and executives, agents, or other third parties or public pressure from investors or policy groups to change our policies. Furthermore, public statements with respect to ESG matters—for example, emission reduction goals, other environmental targets, or other commitments addressing certain social issues—are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. We may face increased litigation risk from private parties and governmental authorities related to our ESG efforts, including the perception that we are doing too much or too little on ESG issues. Additionally, any alleged claims of greenwashing against us or others in our industry could lead to negative sentiment and the diversion of investment. To the extent that we are unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources to rebuild our reputation.

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

Perpetua Resources does not have a full staff of technical experts and relies upon outside consultants to provide critical services.

Perpetua Resources has a relatively small staff and depends upon its ability to hire consultants with the appropriate background and expertise. Perpetua Resources’ inability to hire the appropriate consultants at the appropriate time could adversely impact Perpetua Resources’ ability to advance its exploration and permitting activities. For example, Perpetua Resources will need to hire additional staff and consultants in order to commence construction of the Project. See Item 1A, Risk Factors - Perpetua Resources faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and Perpetua Resources may not be able to effectively compete.

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

Resource exploration and development is a speculative business, characterized by a high number of failures. Substantial expenditures are required to discover new deposits and to develop the infrastructure, mining and processing facilities at any site chosen for mining. Resource exploration and development also involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate. Few properties that are explored are ultimately developed into producing mines, and there is no assurance that commercial quantities of ore will be discovered on any of the Company’s exploration properties. There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production, or if brought into production, that it will be profitable. The discovery of mineral deposits is dependent upon a number of factors, including the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon, among a number of other factors, its size, grade, proximity to infrastructure, current metal prices, and government regulations, including regulations relating to required permits, royalties, allowable production, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but any one of these factors, or the combination of any of these factors, may prevent Perpetua Resources from receiving an adequate return on invested capital. In addition, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Some ore reserves may become unprofitable to develop if there are unfavourable long-term market price fluctuations in gold or other metals, or if there are significant increases in operating or capital costs. Most of the above factors are beyond the Company’s control, and it is difficult to ensure that the exploration or development programs proposed by Perpetua Resources will result in a profitable commercial mining operation. Please also see, among other things, section Item 1A, Risk Factors - Perpetua Resources’ future exploration and development efforts may be unsuccessful above.

Mineral exploration and development is subject to numerous industry operating hazards and risks, many of which are beyond Perpetua Resources’ control and any one of which may have an adverse effect on its financial condition and operations.

The Project, and any future operations in which Perpetua Resources has a direct or indirect interest, will be subject to all the hazards and risks normally incidental to resource companies and mining in general. Environmental hazards, unusual or unexpected geological operating conditions, such as rock bursts, structural cave-ins and landslides, fires, earthquakes and flooding, power outages, labor disruptions, industrial accidents such as explosions, unexpected mining dilution, metallurgical and other processing issues, metal losses and periodic interruptions due to inclement or hazardous weather conditions, and the inability to obtain suitable or adequate machinery, equipment or labor, are some of the industry operating risks involved in the conduct of exploration programs and the operation of mines. If any of these events were to occur, they could cause injury or loss of life, environmental damage, operational delays, cost overruns or other monetary losses and/or severe damage to or destruction of mineral properties, production facilities or other properties. As a result, Perpetua Resources could be the subject of a regulatory investigation, potentially leading to penalties and suspension of operations. In addition, Perpetua Resources may have to make expensive repairs and could be subject to legal liability as an outcome of regulatory enforcement. The occurrence of any of these operating risks and hazards may have an adverse effect on Perpetua Resources’ financial condition and operations, and correspondingly on the value and price of Perpetua Resources’ common shares.

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

Future revenues, if any, are expected to be in large part derived from the future mining and sale of gold, antimony and other potential by-products or interests related thereto. The prices of these commodities fluctuate and are affected by numerous factors beyond Perpetua Resources’ control, including, among others:

●	Domestic and international economic and political conditions, including tariffs, embargoes and similar actions;
●	Central bank purchases and sales;
●	Expectations of inflation or deflation;
●	International currency exchange rates;
●	Interest rates;
●	Global or regional consumptive patterns;
●	Speculative activities;
●	Levels of supply and demand;
●	Increased production due to new mine developments;
●	Decreased production due to mine closures;
●	Improved mining and production methods;
●	Availability and costs of metal substitutes;
●	Metal stock levels maintained by producers and others; and
●	Inventory carrying costs.

The effect of these factors on the price of gold, silver, antimony and other potential by-products cannot be accurately predicted. If the price of gold and other potential by-products decreases, the value of Perpetua Resources’ assets would be adversely affected, thereby adversely impacting the value and price of Perpetua Resources’ common shares.

While the price of gold has recently been strong, there can be no assurance that gold prices will remain at such levels or be such that the Project, and any future operations in which Perpetua Resources has a direct or indirect interest, will be mined at a profit. Some credible industry experts are predicting that gold will continue to increase in price during 2025 and the next several years. However, other credible industry experts expect that the price of gold has generally peaked and be worth much less per ounce than it is today.

Furthermore, the Corporation’s cost estimates for the Project are driven, in part, by current and anticipated elevated pricing of antimony as a by-product credit. If antimony prices fall due to the availability of new sources of antimony or other conditions that result in a sustained drop in the price of antimony, the Company’s operating costs could materially increase.

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

Many industries, including the precious metal mining industry, are impacted by global market conditions. Some of the key impacts of financial market turmoil can include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global and specifically mining equity markets, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A slowdown in the financial markets or other economic conditions, including but not limited to, reduced consumer spending, increased unemployment rates, deteriorating business conditions, inflation, deflation, volatile fuel and energy costs, increased consumer debt levels, lack of available credit, lack of future financing, a prolonged recession, the implementation of certain tariffs, changes in interest rates and tax rates may adversely affect the Corporation’s growth and profitability potential. Specifically:

●	A global credit/liquidity crisis, geopolitical tensions, regulatory uncertainty, or a significant increase in interest rates, could impact the cost and availability of financing and Perpetua Resources’ overall liquidity;
●	The volatility of gold, antimony and other potential by-product prices may impact Perpetua Resources’ future revenues, profits and cash flow;
●	Volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs;
●	The implementation of certain tariffs may cause volatility in pricing and demand for materials needed to conduct exploration, development and construction activities, which could result in cost over-runs and impact our financial condition and results of operations; and
●	The devaluation and volatility of global stock markets impacts the valuation of the Corporation’s equity securities, which may impact its ability to raise funds through the issuance of equity.

Our business could be negatively impacted by inflationary pressures, which may increase our operating costs and decrease our access to capital required to operate our business.

The U.S. inflation rate steadily rose in 2021 and into 2022 before eventually declining modestly throughout 2023 and 2024. A sustained increase in inflation may continue to increase our costs for labor, services, and materials, which, in turn, could cause our operating costs and capital expenditures to increase materially and may have an adverse effect on our results of operations and financial condition.

Additionally, the Federal Reserve and other central banks have implemented policies in an effort to curb inflationary pressure on the costs of goods and services across the U.S., including the significant increases in prevailing interest rates that occurred during 2022 and 2023 as a result of an increase in the federal funds rate, and the associated macroeconomic impact on slowdown in economic growth could negatively impact our business. While the Federal Reserve reduced benchmark interest rates in late 2024, the continuation of rates at the current level could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.

Changes in U.S. administrative policy, including the imposition of or increases in tariffs on steel and/or other raw materials, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on us.

Recently, the Trump Administration announced plans to implement or increase tariffs, and on February 10, 2025 confirmed extension of 25 percent import tariffs on steel globally to go into effect on March 12, 2025. The ultimate impact of this tariff is unknown at this time. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could increase the cost and availability of the raw materials and equipment necessary for the exploration, development, and potential construction of the Project.

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

Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new, or significant changes to existing, regulations and disclosure obligations, which could then result in additional compliance costs and affect the manner in which we operate our business. Moreover, any new regulations or disclosure obligations may increase our legal and financial compliance costs and may make some activities more time-consuming and costly.

Furthermore, while we generally must comply with Section 404 of Sarbanes-Oxley for our fiscal year ended December 31, 2024, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of the Exchange Act. Once we are required to do so, our independent registered public accounting firm may issue a report that is adverse in the event the independent registered public accounting firm concludes that there is one or more material weaknesses in the effectiveness of our internal control over financial reporting. Compliance with these requirements may strain our resources, increase our costs and use significant management time and resources, and we may be unable to comply with these requirements in a timely or cost-effective manner.

For as long as we are an “emerging growth company,” or a “smaller reporting company” we will not be required to comply with certain reporting requirements that apply to some other public companies, and such reduced disclosures requirement may make our Common Shares less attractive.

As an “emerging growth company” as defined in the JOBS Act, we may take advantage of exemptions from certain disclosure requirements applicable to other public companies that are not emerging growth companies. We are an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

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

Because of these disclosure exemptions, some investors may find our common shares less attractive, which may result in a less active trading market for our common shares, and our stock price may be more volatile.

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

Perpetua Resources has limited financial resources and has financed its activities primarily through the sale of Perpetua Resources’ securities, such as common shares and convertible notes. Perpetua Resources expects that it will need to continue its reliance on the sale of its securities for future financing, including that required to complete the permitting process or begin construction, resulting in dilution to existing shareholders. Additionally, Perpetua Resources may issue additional equity securities to finance its operations, exploration, development, construction, or other projects. Perpetua cannot predict the size of future sales and issuances of equity securities or the effect, if any, that future sales and issuances of equity securities will have on the market price of the common shares. Sales or issuances of a substantial number of equity securities, or the perception that such sales could occur, may adversely affect prevailing market prices for the common shares. With any additional sale or issuance of equity securities, investors will suffer dilution of their voting power and may experience dilution in earnings per share.

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

Paulson & Co. Inc. (“Paulson”) holds in the aggregate 34.8% of the outstanding shares in Perpetua as of March 7, 2025. Accordingly, Paulson will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Paulson may be able to approve such matters itself. The concentration of ownership of the common shares by Paulson may: (i) delay or deter a change of control of the Corporation; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Corporation; and (iii) affect the market price and liquidity of the common shares. Pursuant to the terms of the investor rights agreement dated March 17, 2016, as amended and restated on March 17, 2020, Paulson has the right to designate two Board members so long as Paulson holds not less than 20% of our common shares and the right to designate one Board member so long as Paulson holds not less than 10% of our common shares. Andrew Cole and Marcelo Kim are Paulson’s nominees to the Board and Marcelo Kim was appointed Chairman of our Board in March of 2020.

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

In the future, we may be subject to legal proceedings.

Due to the nature of our business and our status as a publicly traded company, we may be subject to numerous regulatory investigations, claims, lawsuits and other proceedings, including proceedings related to claims brought pursuant to federal securities laws, in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2024. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

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

Information systems and other technologies, including those related to the Company’s financial and operational management, and its technical and environmental data, are an integral part of the Company’s business activities. Network and information systems related events, such as phishing attacks, computer hacking, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, lost or misplaced data, programming errors, scams, burglary, human error, misdirected wire transfers, other malicious activities or any combination of the foregoing. We may also be adversely affected by power outages, natural disasters, terrorist attacks, or other similar events which could result in damages to the Company’s property, equipment and data. These events also could result in significant expenditures to repair or replace damaged property or information systems and/or to protect them from similar events in the future.

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

In addition, as a general matter, the frequency and magnitude of cyber-attacks is increasing and attackers have become more sophisticated. Cyber-attacks are similarly evolving and include without limitation use of malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. The Company may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognizable until deployed. We may also be unable to investigate or remediate incidents as attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Furthermore, any security breaches such as misappropriation, misuse, leakage, falsification, accidental release or loss of information contained in the Company’s information technology systems including personnel and other data that could damage its reputation, trigger reporting or other requirements under material contracts and require the Company to expend significant capital and other resources to remedy any such security breach. Insurance held by the Company may mitigate losses, however, in any such events or security breaches, such insurance coverage may not be sufficient to cover any consequent losses or otherwise adequately compensate the Company for any disruptions to its business that may result, including loss or disruption of a material contract resulting from such breach. Insurance coverage may also be entirely unavailable. The occurrence of any such events or security breaches could have a material adverse effect on the business of the Company. In particular, a cybersecurity incident resulting in a security breach or failure to identify a security threat could disrupt our business and could result in the loss of sensitive, confidential information or other assets, as well as an inability to complete transactions, litigation including individual claims or class actions, regulatory enforcement, violation of privacy or securities laws and regulations, and remediation costs, all of which could materially impact our reputation, operations, or financial performance.

There can be no assurance that these events and/or security breaches will not occur in the future or not have an adverse effect of the business, reputation, results of operations, and financial condition of the Corporation.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Information systems and other technologies, including those related to the Corporation’s information and operational technology systems, and its technical and environmental data, are an important part of the Corporation’s business activities. We must comply with certain elevated contractual requirements, including those related to adequately safeguarding controlled unclassified information and reporting cybersecurity incidents to the DOD. We continue to implement cybersecurity processes designed to align with DOD requirements, instructions and guidance and work with the DOD as needed to assess cybersecurity risk and on policies and practices aimed at mitigating these risks. Accordingly, the Company maintains processes for assessing, identifying, and managing material risks from cybersecurity threats.

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

We maintain an incident response plan that outlines the steps to be taken in the event of a cybersecurity incident. Pursuant to the incident response plan, the identifying party is required to notify the Company’s Chief Financial Officer (“CFO”) and Board of Directors of certain cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The incident response plan also includes procedures for:

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

Impacts from Cybersecurity Threats

As of the date of this Report, though the Company and our service providers have been subject to certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. For additional information about the risks to our business associated with a breach or compromise to our information technology systems, see Item 1A, Risk Factors – System security vulnerabilities, data breaches, and cyber-attacks could compromise proprietary or otherwise sensitive information or disrupt operations, which could adversely affect Perpetua Resources’ business, reputation, operations, and stock price.

Governance

Our IT Systems Administrator is responsible for assessing and managing our risks from cybersecurity threats and oversees our cybersecurity program. The IT Systems Administrator reports directly to our CFO. Our IT Systems Administrator holds an associate degree in computer application and support and has served in various roles in information systems administration for over eight years, including roles involving managing information technology and systems and implementing cybersecurity programs.

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

Item 2. Properties.

Summary Disclosure

The Company has only one material mining property, the Stibnite Gold Project, a formerly abandoned, brownfield mine site in rural Idaho, USA. We hold the Stibnite Gold Project through our wholly owned subsidiary Idaho Gold Resources Company, LLC.

On January 3, 2025, the USFS issued the ROD approving the Modified Mine Plan for the Project. With receipt of the ROD, the Company is currently focused on advancing the Project towards a construction decision, including finalizing the remaining federal and state permits and securing project financing. The Modified Mine Plan, approved by the USFS in the ROD, contemplates mining the Yellow Pine, Hangar Flats and West End Deposits using conventional open pit methods, conventional processing methods to extract gold, silver and antimony, and on-site production of gold (“Au”) and silver (“Ag”) doré and an antimony (“Sb”) concentrate. Additionally, the USFS-approved Modified Mine Plan provides for an extensive reclamation and restoration program for certain historical legacy impacts to the site including the recovery and reprocessing of historical tailings, restoration of fish passage during and after operations, relocation of historical mining wastes to engineered storage facilities, stream restoration, and reforestation of impacted areas. Some environmental work has been completed under the ASAOC, which is designed to improve water quality on the Project site. Approvals from the U.S. EPA and USDA may be required with respect to environmental work at the Site, including both activities pursuant to the mine plan approved in the ROD and work not currently included in the Project. The Modified Mine Plan, approved by the USFS in the ROD, includes plans for decommissioning the site include progressive and concurrent remediation, reclamation, and restoration activities, beginning at the start of construction and continuing beyond the operations phase, through Project reclamation and closure.

Technical Report Summary

The disclosures in this Item 2, Properties regarding Perpetua Resources’ 100% interest in the Stibnite Gold Project have been prepared in accordance with the mining property disclosure rules specified in S-K 1300. Except for subsequent events or as otherwise noted, the disclosure in this Annual Report on Form 10-K of a scientific or technical nature for the Stibnite Gold Project is derived from, and in some instances is an extract from, the Technical Report Summary, dated as of December 31, 2021, and amended as of June 6, 2022 (the “Technical Report Summary” or “TRS”).

The TRS summarizes, as of December 31, 2021, in accordance with the mining property disclosure rules specified in S-K 1300, the information presented in the technical report titled “Stibnite Gold Project, Feasibility Study Technical Report, Valley County, Idaho” dated effective December 22, 2020 and issued January 27, 2021, which was prepared in accordance with mining property disclosure standards set forth in NI 43-101 (the “2020 Feasibility Study”). The TRS was filed by the Company on Form 8-K on EDGAR on June 8, 2022, and is included as Exhibit 96.1 of this Annual Report on Form 10-K. The 2020 Feasibility Study was filed on SEDAR on January 28, 2021 and is available on the Corporation’s website. The 2020 Feasibility Study is not incorporated by reference herein.

On February 13, 2025, the Corporation released an updated cash flow model for the Project, which is included as Exhibit 99.1 of this Annual Report on Form 10-K (the “Financial Update”) and incorporated by reference herein. The Financial Update was prepared by the Company and is based, in part, on the basic engineering work completed by Ausenco Engineering USA South Inc. (“Ausenco”), and with contributions from other mining engineers and consultants, utilities and financial advisors. It is intended to be read as a supplemental financial update to the cash flow forecast included in the TRS. The Financial Update, using the scientific and technical information presented in the TRS, reflects the progression of the Project plan to a Basic Engineering level and applies fourth quarter 2024 cost estimates for construction and operations, consistent with the Basic Engineering analysis, as well as commodity pricing that is current as of December 31, 2024. This advancement in engineering planning resulted in minor improvements and adjustments to certain infrastructure designs, equipment selection and processing designs, none of which resulted in a material change to the scientific and technical information presented in the TRS. Christopher Dail, the Qualified Person with respect to the Financial Update, determined that neither the Financial Update nor the Basic Engineering work resulted in a modification to the mineral reserves or resources presented in the TRS, and did not modify any of the assumptions underlying the modifying factors, price estimates, and scientific and technical information underlying the mineral reserves and resource estimates or the determination that the Project is financially viable. The information contained in the Financial Update is subject to the assumptions, exclusions and qualifications set forth in the Financial Update included as an exhibit to this Annual Report, as well as those contained in the TRS, except to the extent explicitly updated therein.

You should read the TRS and Financial Update as part of your review of the information in this Item 2. Properties.

Certain capitalized terms in this section not otherwise defined have the meanings ascribed to them in the TRS and Financial Update.

Information of a scientific or technical nature in the Financial Update and in this Annual Report has been approved by Christopher Dail, AIPG CPG #10596, Exploration Manager for Perpetua Resources Idaho, Inc. and a Qualified Person (as defined in NI 43-101 and as defined in S-K 1300).

Assumptions

Portions of the information presented in this Annual Report on Form 10-K and the information contained in the TRS and Financial Update rely on a number of estimates and assumptions, including estimates and assumptions which are inherently subject to significant scientific, business, economic and competitive uncertainties and contingencies that could be material should those assumptions be incorrect. These assumptions include, but are not limited to, certain assumptions as to capital costs, production rates, operating costs, recovery and timing of construction and production; assumptions that the current price and demand for gold and other metals will be sustained or will improve; assumptions that the equipment and personnel required for permitting, construction and operations will be available on a continual basis; there are no significant errors in calculations and information used in mineral resource and reserve estimates; there will be no unforeseen delays, unexpected geological or other effects, equipment failures, or significant permitting delays; and that the Corporation will be able to source funding for construction and operations when required and on acceptable terms. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Annual Report on Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the TRS, which is included as an exhibit to this Annual Report on Form 10-K. The cost estimates and assumptions contained in the TRS are dated as of December 31, 2020 and should be read in conjunction with the Financial Update, which supplements the cash flow information using cost estimate and commodity pricing that are current as of December 31, 2024. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of additional industry and business risks and assumptions.

Economic Highlights 1

The Stibnite Gold Project economics, as contemplated in the Financial Update, are summarized in the table below.

	Early Production	Life-of-Mine
Component	Years 1-4	Years 1-15
Recovered Gold Total (Koz)	1,852	4,223
Recovered Antimony[2] Total (Mlbs)	69.1	106.5
Recovered Gold Annual Average (Koz)	463	296
Cash Costs (net of by-product credits, $/oz Au)[3]	$217	$537
Total Cash Costs (net of by-product credits, $/oz Au)[4]	$258	$583
All-In Sustaining Costs (net of by-product credits, $/oz Au)[5]	$435	$756
Initial Capital, net – including contingency ($M)[6]	$2,215

	Early Production	Life-of-Mine
Component	Years 1-4	Years 1-15
Spot - $2,900/oz Au, $21.00/lb Sb, $31.50/oz Ag7
After-Tax Net Present Value (NPV 5%)[8]	$3,650 million
Annual Average EBITDA[9]	$1,366 million	$745 million
Annual Average After-Tax Free Cash Flow[10]	$1,117 million	$590 million
Internal Rate of Return (After - Tax)[11]	27.1%
Payback Period in Years (After - Tax)	2.2 years
Consensus - $2,100/oz Au, $10.00/lb Sb, $27.00/oz Ag12
After - Tax Net Present Value (NPV 5%)[8]	$1,391 million
Annual Average EBITDA[9]	$844 million	$445 million
Annual Average After-Tax Free Cash Flow[10]	$704 million	$351 million
Internal Rate of Return (After-Tax)[11]	15.4%
Payback Period in Years (After-Tax)	3.2 years
(1)	The Financial Update assumes 100% equity financing.
(2)	Antimony is a chemical element included on the U.S. Interior Department’s list of Critical Minerals.
(3)	Cash Costs consist of mining costs, processing costs, mine-level G&A and by-product credits. By-product credits calculated based on consensus pricing. Cash Costs is a non-GAAP measure. See Non-GAAP Financial Measures at the end of Item 2.
(4)	Total Cash Costs consist of Cash Costs, royalty costs, treatment costs, refining costs, and transportation costs. By-product credits calculated based on consensus pricing. Total Cash Costs is a non-GAAP measure. See Non-GAAP Financial Measures at the end of Item 2.
(5)	AISC includes Cash Costs plus sustaining capital costs. By-product credits calculated based on consensus pricing. AISC is a non-GAAP measure. See Non-GAAP Financial Measures at the end of Item 2.
(6)	Initial Capital, net, reflects estimated total capital expenditures of $2,215 million, including a contingency of $191.9 million, net of $33.6 million of pre-production revenue.
(7)	Spot prices are defined as $2,900/oz gold, $21.00/lb antimony, and $31.50/oz silver. The precious metals prices selected for this scenario were based on the NYMEX gold and silver settlement prices of $2,887.60/oz and $32.44/oz, respectively, on February 7, 2025. The antimony price selected for the spot scenario was based on Rotterdam antimony price as of February 7, 2025.
(8)	Net Present Value (NPV) is defined as the present value of future after-tax cash flows of the project discounted at an annual rate of 5%. The Financial Update assumed a combined state and federal effective tax rate of 26.45%.
(9)	EBITDA consists of total revenue minus operating costs, offsite charges and royalties. EBITDA is a non-GAAP measure. See Non-GAAP Financial Measures at the end of Item 2.
(10)	After-Tax Free Cash Flow consists of EBITDA as adjusted for changes in net working capital, all capital expenditures (initial, sustaining, and closure capital expenditures), and salvage value, less taxes payable. Free Cash Flow is a non-GAAP measure. See Non-GAAP Financial Measures at the end of Item 2.
(11)	Internal rate of return (IRR) is defined as the after-tax discount rate at which the net-present value of the project reaches zero. The Financial Update assumed a combined state and federal effective tax rate of 26.45%.
(12)	Consensus prices are defined as $2,100/oz gold, $10.00/lb antimony, and $27.00/oz silver based on a broad range of investment bank forecasts as of December 2024.

Economic Sensitivities 1

The Financial Update was prepared using consensus average pricing of $2,100/oz gold, $10.00/lb antimony, and $27.00/oz silver, which was based on a broad range of investment bank forecasts as of December 2024.

The Company has also prepared a “Spot” metal price scenario, which is based on prevailing market prices of gold, silver and antimony as of February 7, 2025, and Cases A, B, C, and D, which were developed to illustrate the Stibnite Gold Project’s economic sensitivity to a range of metal price assumptions. Each of these is presented in the table below and prepared on the same basis as the Financial Update, except with respect to commodity prices.

The prices used in the Financial Update and in this Annual Report are consistent with accepted industry practices, analyst forecasts, and the range of prices being used for other project studies for gold and silver.

There is no guarantee that the gold, silver, and antimony prices used in the study cases would be realized at the time of production. Prices could vary higher or lower with a corresponding impact on Project economics. The Company’s mineral reserves and mineral resources continue to be estimated based on $1,600/oz and $1,500/oz gold prices, respectively, as set forth in the TRS.

	Spot[5]	Consensus[6]	A	B	C	D
Gold Price Assumption ($/oz)	$2,900	$2,100	$2,350	$2,600	$2,850	$3,100
Antimony Price Assumption ($/lb)	$21.00	$10.00	$12.00	$14.00	$16.00	$22.00
Silver Price Assumption ($/oz)	$31.50	$27.00	$29.00	$31.00	$33.00	$35.00
LOM Average Annual EBITDA ($M)[2]	$745	$445	$529	$614	$699	$809
After-Tax:
LOM Average Annual Free Cash Flow ($M)[2]	$590	$351	$419	$487	$554	$640
Payback period (years)	2.2	3.2	2.8	2.5	2.3	2.1
Net Present Value 5% ($M)[3]	$3,650	$1,391	$2,031	$2,662	$3,288	$4,117
Internal Rate of Return (%)[4]	27.1%	15.4%	19.1%	22.3%	25.3%	29.0%
(1)	The Financial Update assumes 100% equity financing.
(2)	See Non-GAAP Measures at the end of Item 2.
(3)	Net Present Value (NPV) is defined as the present value of future after-tax cash flows of the project discounted at an annual rate of 5%. The Financial Update assumed a combined state and federal effective tax rate of 26.45%.
(4)	Internal rate of return (IRR) is defined as the after-tax discount rate at which the net-present value of the project reaches zero. The Financial Update assumed a combined state and federal effective tax rate of 26.45%.
(5)	Spot prices are defined as $2,900/oz gold, $21.00/lb antimony, and $31.50/oz silver. The precious metals prices selected for this scenario were based on the NYMEX gold and silver settlement prices of $2,887.60/oz and $32.44/oz, respectively, on February 7, 2025. The antimony price selected for the spot scenario was based on Rotterdam antimony price as of February 7, 2025.
(6)	Consensus prices are defined as $2,100/oz gold, $10.00/lb antimony, and $27.00/oz silver based on a broad range of investment bank forecasts as of December 2024.

Property Description and Location

The Project location is in central Idaho, USA approximately one hundred (100) miles (“mi”) northeast of Boise, Idaho, thirty-eight (38) mi east of McCall, Idaho, and approximately ten (10) mi east of Yellow Pine, Idaho. Mineral rights controlled by Perpetua Resources include patented lode claims, patented mill sites, unpatented federal lode mining claims, and unpatented federal mill sites and encompass approximately 28,536 acres (forty-five (45) square miles). The claims are 100% owned, except for surface rights on portions of six (6) patented mill site claims held by a third party and twenty-seven (27) patented lode claims that are held under an option to purchase. The Project is subject to a 1.7% net smelter return royalty on gold only and a 100% net smelter return royalty on silver; there is no royalty on antimony.

Stibnite Gold Project Location

Perpetua Resources
Public Roads
Trails
Patented Lode Claims
Patented Mill Site Claims
Optioned Patented Lode Claims
Unpatented Millsite Claims
Unpatented Lode Claims
Wilderness Boundary
Cascade Ranger District
Krassell Ranger District
Middle Fork Ranger District
0 0.5 1 2 Miles
N
SUGAR MOUNTAIN
19N 9E
18N 9E
19N 10E
18N 10E
18N 8E
CINNABAR
MURPHY PEAK
Cascade Ranger District
18N 8E
17N 8E
18N 9E
17N 9E
18N 10E
17N 10E
Middle Fork Ranger District
VALLEY COUNTY
Forest
McCall
Cascade

Land Status Map

Legend
Trails
Public Roads
Wilderness Boundary
Patented Private Land
Patented Privated Land (Optioned)
Unpatented Claim
Cascade Ranger District
Krassell Ranger District
Middle Fork Ranger District
Krassell Ranger District
Cascade Ranger District
Middle Fork Ranger District
EFSFSR
Riordan Lake
T19N
T18N
T18N
T17N
R9E
R10E
2700000
2710000
2720000
2730000
2740000
1210000
1200000
1190000
1180000
1170000
1160000
1150000
N
0
0.5
1
2
Miles

PATENTED CLAIMS[4]
Valley County		Number of Claims		Assessed	Assessed
Parcel ID	Owner[4]	Lode	Millsite	Acres[3]	Hectares[3]
RP18N09E155300	IGRCLLC	—	16	80.00	32.37
RP18N09E020026	IGRCLLC	6	—	129.82	52.54
RP18N09E115495	IGRCLLC	—	14	53.57	21.68
RP14N05E074475[1]	IGRCLLC[1]	—	—	25.06	10.14
RP18N09E038995	IGRCLLC	4	—	81.63	33.03
RP18N09E108995	IGRCLLC	5	—	102.8	41.60
RP18N09E127345	IGRCLLC	6	—	99.87	40.42
RP18N09E030005	IGRCLLC	11	—	218.90	88.59
RP18N09E030020	IGRCLLC	6	—	81.17	32.85
RP18N09E12255	IGRCLLC [2]	6	—	89.40	36.18
RP18N10E071525	IGRCLLC [2]	2	—	38.95	15.76
RP18N09E18150	IGRCLLC [2]	7	—	139.19	56.33
RP18N09E018435	IGRCLLC [2]	4	—	80.23	32.47
RP18N09E013840	IGRCLLC [2]	8	—	136.01	55.04
Totals		65	30	1,356.60	549.00

UNPATENTED CLAIMS
		Number of Claims
Owner	Claim Type	Lode	Millsite	Acres	Hectares
IGRCLLC	Unpatented lode and millsite claims	1,421	253	28,536	11,548

Notes:

1.	The Scott Valley parcel for the Stibnite Gold Logistics Facility is a 100% owned fee-simple parcel, that is approximately 25 acres, with no mineral rights.
2.	IGRCLLC has an option to purchase (OTP), but no ownership of these parcels. The owner pays property taxes for these parcels until the OTP is exercised.
3.	Not all values may sum due to rounding. Assessed acreage may not correspond exactly to surveyed acreage reported in text.
4.	This table summarizes the mineral rights held by Perpetua Resources’ wholly owned subsidiary, IGRCLLC, as of December 31, 2024.

Patented Lode Claims and Patented Mill Sites

On June 11, 2009, a predecessor to SGC acquired and exercised an option to purchase (“OTP”) the Meadow Creek group of nine patented lode claims totaling approximately 184 acres from Bradley Mining Co. (“Bradley”).

A predecessor to IGRCLLC secured an OTP agreement from the J.J. Oberbillig Estate (the “Oberbilllig OTP agreement”) on June 2, 2009, to acquire 30 patented mill site claims totaling approximately 149 acres and six patented lode claims totaling approximately 124 acres. The Oberbillig OTP agreement was exercised and title to property rights were acquired on June 2, 2015. An associated transaction included the purchase and extinguishment of a 5% Net Smelter Return (“NSR”) royalty to the Oberbillig estate covering certain lands within the Project area. Most of the mineralization constituting the West End Deposit is located within portions of these patented lode claims. Hecla Mining Company (“Hecla”) retains surface rights on portions of six of the patented mill sites but no mineral rights and IGRCLLC holds certain rights for ingress and egress to access the property for assessment activities and environmental cleanup. IGRCLLC holds a right of first refusal for these mill sites with predefined terms should Hecla decide to sell the surface estate. The Company has engaged in discussions to acquire the surface rights held by Hecla. While there is no certainty that a transaction will be finalized, the Company believes that if it is unable to purchase this surface property, that outcome will not have a material effect on the Company’s ability to develop the Project.

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

Unpatented Federal Lode Mining Claims and Unpatented Federal Mill Site Claims

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

In 2021, SGC merged with IGRCLLC becoming the sole surviving entity and landowner of patented and unpatented mining claims and mill sites and various optioned properties. In 2022 and 2023, 53 of the Company’s unpatented lode mining claims were relinquished and re-staked with 205 unpatented mill sites over areas non-mineral in character and suitable for mill sites should a development decision be made. As of December 31, 2024, IGRCLLC owns 1,421 unpatented lode mining and 253 mill sites totaling approximately 28,536 acres (11,548 hectares).

Maintenance of unpatented federal claims requires that IGRCLLC provide a list of claims and serial numbers to the Bureau of Land Management along with annual maintenance fees, currently $200 for each lode-mining claim or mill site on or before September 1st each year. This was completed for the most recent filing year. There are no underlying royalties on the federal lode-mining claims and mill sites other than the Franco-Nevada Corporation (“Franco-Nevada”) royalties. None of the claims are subject to back-in rights; however, Franco-Nevada holds a right of first refusal should mining claims, mill sites or other mineral properties be relinquished. Property taxes are paid annually for the patented lode mining claims and mill sites and are current. Routine maintenance and claim adjustments have occurred periodically since the inception of land acquisitions as required.

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

Royalties, Option Agreements and Encumbrances

Option Agreements

On May 3, 2011, a predecessor to SGC entered into an option to purchase (“OTP”) 27 patented lode claims totaling approximately 485 acres from the J.J. Oberbillig Estate (the Cinnabar option claims). This agreement was modified in an Amended and Restated Real Property Purchase Agreement effective December 1, 2016 (the “amended agreement”). The amended agreement also includes an assignment of the right of first refusal to purchase the surface rights associated with portions of certain patented mill site claims that J.J. Oberbillig Estate sold to Hecla under a Real Estate Purchase and Sale Agreement effective December 30, 2002. The right of first refusal for the Hecla tracts includes fixed terms should Hecla decide to sell the parcel. Perpetua has since obtained Hecla’s acknowledgment of the assignment of the right of first approval from the J.J. Oberbillig Estate to the Company. The amended agreement also includes granting of a renewable easement for a communications tower. Perpetua Resources is obligated to make payments to maintain the OTP to obtain title to these claims. The agreement includes an option to extend up to 10 years after the original term of the agreement expires, through 2037.

On December 10, 2019, a Perpetua Resources subsidiary entered into an option agreement to purchase 3.74 acres from private interests for an electrical switching station site. The OTP has biannual payments of US$2,500 through 2033.

Royalty Agreement

Effective May 9, 2013, Perpetua Resources and its subsidiaries granted a 1.7% NSR royalty on future gold production from the Project properties to Franco-Nevada, subject to adjustment based on final permitted capacity. The royalty does not apply to production of antimony and silver. The royalty agreement applies to all patented and unpatented mineral claims, except for the Cinnabar option claims where Perpetua Resources holds an OTP. Under the agreement, Franco-Nevada has the right, but not the obligation, to extend the property subject to the royalty to the Cinnabar option claims upon notice that the OTP is exercised by Perpetua.

On March 21, 2024, Perpetua Resources and its subsidiaries granted a 100% NSR royalty on the future payable silver production from the Project to Franco-Nevada. The silver royalty agreement applies to the same properties as the gold royalty. The silver royalty agreement provides a mechanism whereby Franco-Nevada can receive minimum payments equal to 100% of the payable silver from the sale of doré commencing in the seventh calendar year following commercial production and ending upon the completion of the fifteenth calendar year following commercial production. The silver royalty agreement also provides Franco-Nevada an option upon the occurrence of certain conditions precedent (including achieving commercial production) to pay the Company a contingent payment and receive a royalty on any silver payable from the production of antimony concentrate from the Project. The Company’s obligations under the gold and silver royalty agreements are secured by a continuing security interest and a first priority lien on certain collateral including the land and mineral interests comprising the Project.

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

Mineralization and alteration in the district are associated with multiple hydrothermal alteration events occurring through the Paleocene and early Eocene epochs. Main-stage gold mineralization and associated potassic alteration typically occurs in structurally prepared zones. The gold is associated with very fine grained disseminated arsenical pyrite and arsenopyrite to a lesser extent. The gold almost exclusively exists in solid solution in these minerals. Antimony mineralization occurs primarily as the mineral stibnite. Additional gold mineralization affecting rocks of the Stibnite roof pendant (i.e. the West End Deposit) is associated with epithermal quartz-adularia-carbonate veins.

Deposits of the district are not readily categorized based on a single generic deposit model due to complexities associated with multiple overprinting mineralization events and uncertainties regarding sources of mineralizing hydrothermal fluids.

Permits

The Project is subject to formal review by the USFS and the Army Corps under NEPA and by various state and federal agencies under various laws requiring permits to be obtained for the Project. Pursuant to NEPA, following the release of a DEIS on August 14, 2020 and a public comment period, the USFS published a SDEIS on October 28, 2022 for a 75-day public comment period which closed on January 10, 2023. On September 6, 2024, the USFS published the FEIS and a DROD with respect to the Project. The publication of the DROD commenced a 45-day pre-decisional objection period and 45-day resolution period prior to the publication of the ROD. On January 3, 2025, the USFS issued the ROD authorizing the Modified Mine Plan for the Project. Per the requirements of the FEIS and ROD, numerous plans comprising the suite of Environmental Monitoring and Management Plans are in process and will incorporate Project updates as well as required financial assurance, mitigation measures, environmental protection measures and design features. This will include preparation of a Final Mine Plan of Operations

Following the USFS’ publication of the ROD and FEIS authorizing the mine plan for the Project, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies on February 18, 2025 by a number of claimants, including Save the South Fork Salmon and the Idaho Conservation League, alleging violations of NEPA and other federal laws in the regulatory review process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions and Project approvals and enjoin any further implementation of the Project. PRII has filed a motion with the court to intervene in this lawsuit. The Company believes the federal regulatory process was conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the permits and Project approvals will be upheld upon judicial review.

The Company’s CWA Section 404 permit application, proposed Compensatory Mitigation Plan, and associated financial assurance remain under review by The Army Corps after the public comment period ended in October 2023. The Army Corps has been a part of the review process as a cooperating agency since the Company began the federal NEPA process and has been formally evaluating the Section 404 permit application since 2023. The Section 404 permit is the last remaining federal permit required to be issued prior to a construction decision. Perpetua expects the permit to be issued in the first half of 2025. For additional detail regarding the NEPA and permitting processes, including ongoing challenges to the ROD see Item 1, Business – Permitting and Environmental Matters.

The Company will be required to obtain several permits from agencies of the State of Idaho in connection with the Project. All required Idaho applications have been filed, and the relevant agencies are at various stages in the permitting processes of reviewing and approving those applications under state law. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ancillary Permitting Update, below.

Work on other required ancillary permits, management and mitigation plans, financial assurance, and other permitting requirements continues.

Exploration

The Project area and the surrounding district has been the subject of exploration and development activities for nearly 100 years, yet much of the area remains poorly explored due to its remote location, poor level of outcrop and extensive glacial cover. Perpetua Resources has completed extensive exploration work since 2009 that has included: geophysics; rock, soil and stream sampling and analysis; geologic mapping; mineralogical and metallurgical studies; and drilling.

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

No exploration drilling was conducted by the Company during the reporting period.

Mineral Resources and Mineral Reserves Estimates

The tables below present the estimated Mineral Resources and Mineral Reserves for the Project at December 31, 2024 presented in accordance with S-K 1300. There were no changes in reported Mineral Resources and Mineral Reserves reported for the years ended December 31, 2024 and 2023. The Qualified Person has reviewed the Mineral Resources and Mineral Reserves described herein and is of the opinion that there are no material changes to the Mineral Resources and Mineral Reserves as compared to the information presented in the TRS and that the material assumptions underlying the Mineral Resources and Mineral Reserves estimates set forth in the TRS are current as of December 31, 2024.

Mineral Resource Estimates

The following table presents the estimated Indicated and Inferred Mineral Resources for the Project at December 31, 2024 based on $1,500/oz gold price and are presented exclusive of Mineral Reserves in accordance with S-K 1300. There were no changes to Mineral Resources since December 31, 2023.

Consolidated Mineral Resource Statement for the Stibnite Gold Project at December 31, 2024, based on $1,500/oz gold, EXCLUSIVE OF RESERVES:

		Gold	Contained	Silver	Contained	Antimony	Contained
	Tonnage	Grade	Gold	Grade	Silver	Grade	Antimony
Classification	(000s)	(g/t)	(000s oz)	(g/t)	(000s oz)	(%)	(000s lbs)
Indicated
Yellow Pine	8,598	1.11	307	1.44	397	0.018	3,405
Hangar Flats	19,803	1.30	825	3.34	2,128	0.146	63,673
West End	15,133	0.76	369	0.91	445	—	—
Historical Tailings	—	—	—	—	—	—	—
Total Indicated	43,534	1.07	1,501	2.12	2,970	0.07	67,078
Inferred
Yellow Pine	8,021	0.85	219	0.59	153	—	62
Hangar Flats	17,021	1	548	2.3	1,259	0.09	32,146
West End	26,895	0.97	837	1.06	918	—	—
Historical Tailings	191	1.13	7	2.64	16	0.16	662
Total Inferred	52,128	0.96	1,611	1.4	2,345	0.03	32,870

Notes:

(1)	Mineral Resources are reported in relation to a conceptual pit shell to demonstrate potential for economic viability; mineralization lying outside of these pit shells is not reported as a Mineral Resource. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. These Mineral Resource estimates include Inferred Mineral Resources that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. There is also no certainty that these Inferred Mineral Resources will be converted to the Indicated category through further drilling, or into Mineral Reserves once economic considerations are applied. All figures are rounded to reflect the relative accuracy of the estimate and therefore numbers may not appear to add precisely.
(2)	Open pit sulfide Mineral Resources are reported at a cut-off grade of 0.40 g/t Au and open pit oxide Mineral Resources are reported at a cut-off grade of 0.35 g/t Au.
(3)	Mineral Resources are reported in place (point of reference).
(4)	All numbers have been rounded in above table and may not sum correctly.

Mineral Reserve Estimates

The following table presents the estimated Mineral Reserves for the Project at December 31, 2024 based on $1,600/oz gold price and presented in accordance with S-K 1300. There were no changes to Mineral Reserves since December 31, 2023. Under S-K 1300, a Proven Mineral Reserve is the economically mineable part of an indicated and, in some cases, a measured mineral resource and a Probable Mineral Reserve is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Mineral Reserves Summary (Metric Units) at December 31, 2024 based on $1,600/oz gold:

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

Mining Methods

The mine plan developed for the Project incorporates the mining of the three in situ deposits: Yellow Pine, Hangar Flats, and West End and their related development rock; and the re-mining of Historical Tailings along with its cap of spent heap leach ore. The general sequence of open pit mining would be Yellow Pine deposit first, Hangar Flats deposit second, and West End Deposit last. This sequence generally progresses from mining highest value ore to lowest value ore and accommodates the sequential backfilling the Yellow Pine and Hangar Flats open pits with material mined from West End open pit. Lower grade ore extracted during mining of the three pits is stockpiled and then processed during the operating life of the mill. The spent ore that overlies the Historical Tailings would be used as tailings storage facility (“TSF”) construction material and is treated as stripping. Most development rock would be sent to one of five destinations: the TSF embankment, the TSF buttress, the Yellow Pine pit as backfill, the Hangar Flats pit as backfill, or the

Midnight area within the West End pit as backfill. The Historical Tailings would be hydraulically transferred to the process plant during the first four years of operation, concurrent with mining and processing ore from the Yellow Pine open pit.

Mining at the Stibnite Gold Project would be accomplished using conventional open pit hard rock mining methods with a production fleet consisting of two 28-yd3 hydraulic shovels, one 28-yd3 wheel loader, and a fleet of approximately eighteen 150-ton haul trucks. Mining is planned to deliver 7.30 M tonnes of ore to the crusher per year (nominally 20 k tonnes per day) and approximately 22.1 M tonnes of development rock per year to DRSFs. Pre-stripping the open pits would begin two years prior to ore processing and open pit mining would continue until year 12 of operation. Once open pit mining is completed, the mining fleet will continue to provide ore to the mill from ore stockpiles until approximately the end of the first quarter in year 15. A total of 102 M tonnes of ore would be mined from the three open pits and an additional 2.7 M tonnes of historic tailings would be mined. Approximately 254 M tonnes of development rock would be mined from the three open pits for a total of 356 M tonnes mined from the open pits and an average strip ratio (waste:ore) of 2.5.

Long-term lower-grade ore stockpiles have been incorporated into the mine plan located for the most part within the footprint of the TSF buttress, thereby minimizing their incremental disturbance. The primary benefits to adding ore stockpile capacity are increased potential to optimize process ore feed value throughout the mine life, improved utilization of the Mineral Resource, reduced peak water treatment needs, reduced development rock tonnage and associated mining impacted water management. The stockpiling strategy is particularly significant during the first half of the mine life when Yellow Pine high value ore is mined at a rate greater than process plant throughput capacity. If stockpile capacity is not available, either the period-based cut-off value must increase resulting in ore converted to waste, or the mining rate reduced to align with process plant throughput capacity resulting in deferred access to high-value ore deeper in the open pit. The addition of long-term ore stockpiles allows for relatively high value ore mined from Yellow Pine open pit to be stockpiled and made available to process when lower value ore is being mined in West End open pit.

Recovery Methods

The process flowsheet for most of the Yellow Pine, Hangar Flats, and West End material uses bulk sulfide flotation to maximize recovery of gold to a sulfide concentrate amenable to treatment by pressure oxidation for materials assaying less than 0.1% antimony. High antimony materials would be first subject to a selective antimony flotation process, thereby producing a shippable antimony concentrate, with a gold-bearing bulk sulfide rougher concentrate to be floated from the antimony flotation tailings. Some of the oxidized West End ores are more transitional or free milling in nature, and an ore leaching process was developed to treat these materials. Testing was also conducted on samples of the historical (Bradley) tailings. This work showed the historical tailings could be processed using the same flowsheet as, and most likely as a blend with, fresh sulfide ores. A revised set of flotation models was developed for all ore bodies during the 2024 Basic Engineering studies. These models were developed using test results from the historical testwork programs and improved the predictability of the metallurgical performance.

Projected gold, silver and antimony recoveries vary by lithology, metal grade, sulfur content, mineralogy and oxidation state. Projected life of mine metal recoveries from low-antimony materials to a pyrite flotation concentrate averages 82.0% gold, 67.2% silver and 14.0% antimony. Projected life of mine metal recoveries for high-antimony materials to antimony sulfide concentrates average 71.6% antimony, 10.1% silver and 0.66% gold. Low reported antimony recovery for antimony reporting to the pyrite concentrates and low reported gold recoveries for gold reporting to the antimony concentrates are the result of misplacement of small amounts of antimony and gold bearing mineral phases to the respective concentrates. Sulfide material will be processed by flotation, concentrate pressure oxidation and cyanide leaching of the concentrate; transition material will be treated similarly; however, the flotation tailings will also be leached; oxide materials will just be leached. These projected recoveries differ slightly from the 2020 Feasibility Study based on updated and more refined analyses of test results completed during 2024 Basic Engineering. West End sulfide material is refractory while transition material has a significant free milling gold content.

Pressure oxidation testing results demonstrated that neutralization of acid inside the autoclave, or “in-situ acid neutralization” (“ISAN”) facilitates stabilization of arsenic in the pressure oxidation residue. Neutralization of acid inside the autoclave was accomplished by adding ground limestone in the pressure oxidation feed to control free acid and sulfate concentrations and limit the formation of jarosite and basic iron sulfates. Higher ferric concentrations available for scorodite formation and lower sulfate concentrations were found to inhibit pitticite (an unstable arsenic compound) formation. However, subsequent environmental geochemical testing completed on commingled flotation and detoxified cyanide leach tailings from the pilot plant indicated that arsenic destabilized at some point downstream of the pressure oxidation process. Further ISAN pressure oxidation tests with a terminal free acid of 8 to 13 mg/L of H2SO4, atmospheric arsenic precipitation, and a two-step neutralization procedure at an elevated temperature (92°C) by progressively adding limestone to achieve a pH of approximately 2 with a retention time of 4 to 5 hours produced a stable scorodite precipitate.

The pressure oxidation testing confirmed consistent gold recoveries in the 96.5-99.0% range. The Project’s process plant has been designed to process sulfide, transition and oxide material from the Yellow Pine, Hangar Flats, and West End Deposits. The processing facility is designed to treat an average of 20,000 tonne/d, or 7.3 Mt/y. Additionally, the Historical Tailings would be reprocessed early in the mine life to recover precious metals and antimony, and to provide space for the TSF embankment and buttress.

The process operations include crushing, grinding, antimony and gold flotation, pressure oxidation, leaching and carbon-in-pulp (“CIP”) recovery, cyanide detoxification, carbon handling and pressure stripping, precious metal electrowinning, mercury retort removal, and doré bar production. Auxiliary operations include a plant to supply oxygen to the autoclave and mining, crushing, grinding, and limestone crushing and grinding circuit. A leaching, CIP recovery, and detoxification process is planned for late in the mine life to process crushed and ground oxide material and recover gold from the tailings of transitional (mixed oxide-sulfide) material. Two finished products from the Stibnite Gold Project ore processing facility will be doré bars and antimony‐silver concentrate.

Infrastructure

The Project will require upgrades to existing offsite infrastructure such as roads and power supply, as well as onsite and offsite infrastructure additions such as worker accommodations, water management systems, and tailings management systems.

Site Access

The site is currently accessed by the Stibnite Road, (National Forest road NF-412), from the village of Yellow Pine, with three alternative routes up to that point. Alternative access via the Burntlog Route was developed over several other possible alternatives because it provides safer year-round access for mining operations, reducing the proximity of roads to major fish-bearing streams, and this route respects the advice and privacy of community members close to the Project location. The route originates from the intersection of Highway 55 and Warm Lake Road and is approximately 71 miles long. The route consists of 34 miles of existing highway (Warm Lake Road), 23 miles of upgraded road, and 14 miles of new road. The 37 miles of new and upgraded road has a design speed of 20 mph, maximum 10% grade, a 21-foot width, and intermediate-sized tractor trailer loading criteria. A maintenance facility along the route is designed for a location on the southern section.

A through-site public access route will replace the current access through the Stibnite Gold Project site during mine operations. A new 16-foot-wide gravel road is planned to provide public access from Stibnite Road to Thunder Mountain Road through the mine site.

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

Power Supply and Transmission

Grid power planned for the Project needs to be upgraded to support the approximately 65-megawatt load including upgrading approximately 63 miles of existing powerlines to 138 kV and approximately 9 miles of new 138 kV line. The 138-kV line would be routed to the Project’s main electrical substation where transformers would step the voltage down to the distribution voltage of 34.5 kV.

Worker Accommodations

A new worker housing facility (camp) is planned approximately 2 miles south of the ore processing plant area to provide accommodations for most of the construction workforce and for the operations workforce. Leased accommodation units are planned during peak construction activity and would be demobilized following construction since the peak construction accommodation requirements (approximately 1,000 workers) are much greater than the operations requirements of approximately 400 workers on the site.

Water Management

Perpetua Resources has planned a water management system that protects or improves water quality in Project-area streams and provides water for ore processing, fire protection, exploration activities, surface mining (dust control), and potable water needs.

These water management activities are subject to conditions imposed pursuant to the Modified Mine Plan approved by the USFS in the ROD and related regulatory documentation issued under NEPA and to water rights granted to Perpetua pursuant to an order of the IDWR. Additional federal and state permits required to be obtained for the Project may affect the Company’s water management activities.

The key water management consideration for the Project site is the large amount of snowmelt runoff during the months of April through June, making spring melt the critical time for water management, storage, and treatment. Surface water that has the potential to introduce mining- and process-related contaminants (contact water) will be kept separate from surface water that originates from undisturbed, uncontaminated ground (non-contact water). This will be accomplished by diverting clean water around mine facilities and collecting and reusing, evaporating, or treating and discharging contact water.

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

The TSF would consist of a rockfill embankment, a fully lined impoundment, and appurtenant water management features including a surface diversion of Meadow Creek and its tributaries around the facility. A rockfill buttress abutting the TSF embankment would substantially enhance embankment stability. Historical spent heap leach ore would be reused in TSF construction, in locations isolated from interaction with water, but the majority of the rockfill would be development rock sourced from the open pits. Design criteria were established based on the facility size and risk using applicable dam safety and water quality regulations and industry best practice for the TSF embankment on a standalone basis; the addition of the buttress substantially increases the safety factor for the design to at least double the minimum requirements. The TSF impoundment, embankment, and associated water diversions would occupy approximately 420 acres at final buildout, with an approximately 480-foot ultimate height.

Capital and Operating Costs

Capital expenditures or capital costs (“CAPEX”) and operating expenditures or operating costs (“OPEX”) estimates as of December 31, 2024 were developed in connection with the completion of Basic Engineering and ongoing Detailed Engineering Work, and were presented in the Financial Update based on fourth quarter 2024, un-escalated U.S. dollars. Vendor quotes were obtained for all major equipment and operating consumables. Most costs were developed from first principles, although some were estimated based on factored references and experience with similar projects elsewhere. Reclamation financial assurance costs are not included in the capital costs. The CAPEX and OPEX estimates are forward-looking statements and remain subject to the risks and uncertainties set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.

Capital Costs

The Project CAPEX estimate includes four components: (1) the initial CAPEX, including indirect and project costs to design, permit, pre-strip, construct, and commission the mine, plant facilities, ancillary facilities, utilities, operations camp, and pre-production on and off site restoration and environmental mitigation; (2) the sustaining CAPEX for mine costs, such as facilities expansions and other on-site and off-site infrastructure, mining equipment replacements, expected replacements of process equipment and ongoing concurrent restoration and environmental mitigation activities during the operating period; (3) working capital to cover delays in the receipts from sales and payments for accounts payable and financial resources tied up in inventory; and (4) closure CAPEX to cover post operations reclamation and restoration and water treatment costs. Initial and working capital are the two main categories that need to be available to construct the Project.

The CAPEX estimate includes direct mining equipment and pre-stripping costs, process plant costs, on-site infrastructure such as the TSF and the operations camp, and off-site infrastructure such as the power transmission line, the mine access road, the SGLF, and reclamation and closure costs. The initial CAPEX includes indirect costs for detailed design and engineering, land acquisition, some environmental mitigation, and other costs. Initial CAPEX also includes an estimate of contingency based on the accuracy and level of detail of the cost estimate. The purpose of the contingency provision is to make allowance for uncertain cost elements that may occur but are not included in the cost estimate. These cost elements include uncertainties concerning completeness, accuracy and characteristics or nature of material takeoffs, accuracy of labor and material rates, accuracy of labor productivity expectations, and accuracy of equipment pricing. The CAPEX estimates are considered to have an accuracy range of -10% to +15%. Additional assumptions that were used to estimate CAPEX are presented in the TRS and Financial Update.

The table below provides a summary of CAPEX estimates for the Project.

	Initial	Sustaining	Closure	Total
	CAPEX[1]	CAPEX	CAPEX[2]	CAPEX[3]
Component	(US$M)	(US$M)	(US$M)	(US$M)
Direct Costs - Mine Costs	$183.6	$215.4	—	$399.0
Direct Costs - Processing Plant	643.7	88.1	—	731.8
Direct Costs - On-Site Infrastructure	336.3	287.8	—	624.1
Direct Costs - Off-Site Infrastructure	295.5	0.4	—	295.9
Indirect Costs and Project Delivery	348.8	—	—	348.8
Mitigation, Monitoring and Closure	11.5	106.0	118.1	235.5
Owner’s Costs	227.9	—	—	227.9
Contingency and Sales Tax	201.1	25.8	—	226.9
Sub-total CAPEX[3]	$2,248.5	$723.5	118.1	$3,090.0
Pre-Production Revenue	(33.6)	—	—	(33.6)
Total CAPEX[3]	$2,214.8	$723.5	118.1	$3,056.4
(1)	Initial Capital (“Initial CAPEX”) includes capitalized preproduction and is presented net of pre-production revenue assuming a price of $2,100/oz gold.
(2)	Defined as non-sustaining reclamation and closure costs in the post-operations period.
(3)	Not all values may sum due to rounding.

Operating Costs and All-In Costs

The Project OPEX estimate includes mine operating costs, process plant operating costs, and general and administrative (“G&A”) costs. Cash Costs consist of mining costs, processing costs, mine-level G&A and by-product credits. Cash Costs, expressed in dollars per short ton ($/ton) milled or dollars per troy ounce of gold ($/oz Au) produced, are typically expressed after by-product credits (from antimony concentrate sales) and are calculated based on consensus pricing as of December 31, 2024. Total Cash Costs consist of Cash Costs, royalty costs, treatment costs, refining costs, and transportation costs. The All-In Sustaining Costs (“AISC”) includes Cash Costs plus sustaining capital costs. A summary of these Project costs is presented below. The assumptions that were used to estimate OPEX are presented in the TRS and Financial Update. Cash Costs, Total Cash Costs and AISC are projected non-GAAP financial measures and are not historical measures of financial performance and are not presented in accordance with GAAP. For more information regarding financial measures not prepared in accordance with GAAP, see “Non-GAAP Financial Measures” at the end of Item 2. These non-GAAP measures are forward-looking statements and remain subject to the risks and uncertainties set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.

	Early Production		Life-of-Mine
	Years 1 - 4		Years 1 - 15
Component	(US$/ton milled)	(US$/oz Au)	(US$/ton milled)	(US$/oz Au)
Mine Operating Costs	$13.3	$234.2	$10.2	$278.5
Mill Processing Costs	13.4	234.7	13.2	362.0
Mine-Level G&A Costs	4.3	72.4	4.3	117.0
By-Product Credits[2]	(18.5)	(324.1)	(8.0)	(220.4)
Cash Cost Net of By-Products[2,3,5]	$12.5	$217.2	$19.7	$537.1
Offsite Charges[4]	0.3	4.7	0.1	4.0
Royalties[2]	2.1	36.5	1.5	42.1
Total Cash Cost Net of By-Products[2,3,5]	$14.9	$258.3	$21.3	$583.2
Sustaining Capital Costs	10.1	177.0	6.3	173.1
All-In Sustaining Cost (AISC)[2,3,5]	$24.9	$435.3	$27.6	$756.3
(1)	The Financial Update assumes 100% equity financing. Cost estimates are based on fourth quarter 2024 prices and power costs of US$0.059 per kilowatt-hour (kWh). Production and technical assumptions consistent with 2020 Feasibility Study.
(2)	Consensus prices used in the calculation of by-product credits and royalties are defined as $2,100/oz gold, $10.00/lb antimony, and $27.00/oz silver based on a broad range of investment bank forecasts as of December 2024.
(3)	See Non-GAAP Financial Measures at the end of Item 2.
(4)	Offsite Charges consists of treatment costs, refining costs, and transportation costs.
(5)	Not all values may sum due to rounding.

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

Mineral resources and mineral reserves are estimates that are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. See Risk Factors – “Perpetua Resources’ mineral resource and mineral reserve estimates may not be indicative of the actual gold or other minerals that can be mined.”

Non-GAAP Financial Measures

To provide investors with additional information in connection with our economic analysis as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we disclose certain projected non-GAAP financial measures. The projected non-GAAP financial measures include expected Cash Costs, Total Cash Costs, AISC, Average Annual EBITDA and Annual Average Free Cash Flow (“FCF”) with respect to the expected results of the Project as presented in the Financial Update.

We define “Total Cash Costs” as the sum of Cash Costs, royalty costs, treatment costs, refining costs, and transportation costs; we define “All-In Sustaining Costs” as the sum of Total Cash Costs and sustaining capital costs (all costs required to sustain operations); we define earnings before interest, taxes and depreciation and amortization (“EBITDA”) as total revenue minus operating costs, offsite charges and royalties; we define “Free Cash Flow” as EBITDA as adjusted for changes in net working capital, all capital expenditures (initial, sustaining, and closure capital expenditures), and salvage value; and we define After-Tax FCF as FCF less taxes payable. FCF does not entirely represent cash available for discretionary expenditures due to the fact that the measure does not deduct payments required for debt service and other items. Annual averages of non-GAAP measures represent the total value of the non-GAAP measure divided by the number of years during the forecast period.

We believe the projected non-GAAP financial measures included in this Annual Report on Form 10-K provide additional meaningful comparisons between the Company’s economic analysis and its peer companies. These projected non-GAAP financial measures are not historical measures of financial performance and are not presented in accordance with U.S. GAAP. They may exclude items that will be significant in understanding and assessing our financial results. Therefore, these measures should not be considered in isolation or as an alternative or superior to GAAP measures. You should be aware that our presentation of these measures have no standardized meaning under U.S GAAP and may not be comparable to similarly-titled measures used by other companies.

As the Project is not in production, the prospective non-GAAP financial measures are based on the estimated revenues, costs and other metrics set forth in the Financial Update, and are subject to the assumptions, qualifications and exceptions set forth in the TRS, as updated by the Financial Update. See the economic model included as Exhibit 99.1 hereto for additional information regarding these measures. The economic model included in the Financial Update is not a true cash flow model as defined by financial accounting standards but rather a representation of Project economics at a level of detail appropriate for a feasibility study level of engineering and design. As such, the projected non-GAAP measures included in this Annual Report cannot be reconciled to comparable U.S. GAAP measures without unreasonable effort.

Item 3. Legal Proceedings.

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the CWA allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Company filed an answer generally denying liability and later, the court allowed the Company to amend and file a third-party complaint against the Forest Service. The Company also filed a separate CWA citizen suit against the USFS alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government.

Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. EPA and the USDA, the Company agreed to dismiss its pending actions against the Forest Service without prejudice. On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the tribe’s CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a

45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice is contemplated after completion of Perpetua’s required payments. All required payments to date have been made timely pursuant to the terms of the settlement. As of December 31, 2024, the current portion of the settlement was $1,000,000 with the remaining $2,000,000 classified as long-term. See Note 9e to the Consolidated Financial Statements.

Certain of the Company’s property interests in the Project site are also subject to existing judicial consent decrees entered into by third parties and various governmental entities. These consent decrees, which impose environmental liability and remediation responsibilities on third parties, apply to certain mining claims and mill sites acquired by Perpetua from those third parties. Under the consent decrees, Perpetua is required to grant access to certain Project site areas by regulatory agencies and allow remediation activities to proceed if necessary and preserve the integrity of previous response actions. Several of the Company’s patented claims in the Hangar Flats and Yellow Pine properties are also subject to a consent decree which requires Perpetua to cooperate with the U.S. EPA and the USFS to implement appropriate response activities.

Additionally, following the USFS’ publication of the ROD and FEIS authorizing the Modified Mine Plan for the Project, claims were filed against the USFS, the USDA and other federal agencies on February 18, 2025 in the United States District Court for the District of Idaho by a number of claimants, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions and Project approvals and enjoin any further implementation of the Project. PRII has filed a motion with the court to intervene in this lawsuit. The Company believes the federal permitting process was conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the ROD, FEIS, and other Project approvals will be upheld upon judicial review.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the fiscal year ended December 31, 2024, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the TSX under the symbol “PPTA” and on the Nasdaq under the symbol “PPTA”.

Holders of Record

As of March 7, 2025, there were 71,254,626 common shares outstanding and 35 shareholders of record.

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

None.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations as of December 31, 2024 and 2023 and for the fiscal years then ended together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Annual Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Perpetua Resources (formerly Midas Gold Corp.) was incorporated on February 22, 2011 under the Business Corporations Act (British Columbia) (the “BCBCA”). The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project. The Corporation currently operates in one segment: mineral exploration in the United States. The registered office of Perpetua Resources is Suite 1008-550 Burrard St, Vancouver, BC, V6C 2B5, Canada and the corporate head office is located at 201-405 S 8th St, Boise, ID 83702, USA.

2024 Key Highlights

●	Zero lost time incidents or reportable environmental spills.
●	Held 2024 Annual General Meeting and shareholders voted in favor of all proposals.
●	Published 2023 Sustainability Report, the Company’s eleventh annual sustainability report.
●	Appointed mining industry veteran Jonathan Cherry as new President and CEO, and as a Director.
●	Received $8.5 million in cash from Franco-Nevada through a new royalty agreement for net smelter return royalty on future payable silver production from the Project properties.

●	Awarded additional funding of up to $34.4 million under the Technology Investment Agreement (“TIA”) under Title III of the Defense Production Act (“DPA”).
●	Received indication for up to $1.8 billion financing from the Export-Import Bank of the United States (“U.S. EXIM”) for the Project.
●	United States Forest Service (“USFS”) published the Final Environmental Impact Statement (“FEIS”) and issued a Draft Record of Decision (“DROD”) for the Project.
●	Closed $33.6M equity financing in November.
●	Announced agreements with Sunshine Silver and U.S. Antimony in December to advance domestic antimony supply chain.

Recent Highlights

●	USFS issued the Final Record of Decision (“ROD”) for the Project on January 3, 2025.
●	Successful completion of Basic Engineering and publication of Financial Update (as defined herein) of the Stibnite Gold Project.
●	Executed procurement contract with Idaho Power to begin down payments on several critical long-lead power line items.

2025 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country and restore an abandoned brownfield site. In 2025, Perpetua Resources is focused on receiving the final permits for the Stibnite Gold Project to support a construction decision in 2025 and advancing execution planning to prepare the Project to be construction-ready once all required permits are received.

NEPA Permitting Update

On September 6, 2024, the USFS published the FEIS and a DROD for the Stibnite Gold Project. The FEIS analyzes the potential environmental effects and benefits of the mining and reclamation activities proposed as part of the Stibnite Gold Project. The DROD outlined the USFS’s proposed decision to authorize the Modified Mine Plan and to approve a special use authorization for transmission line upgrades and installation of a new power transmission line with supporting infrastructure. On January 3, 2025, the USFS published the ROD and FEIS Errata authorizing the Modified Mine Plan for the Project. Per the requirements of the FEIS and ROD, numerous plans comprising the suite of Environmental Monitoring and Management Plans are in process and will incorporate Project updates as well as required mitigation measures, environmental protection measures, financial assurance, and design features. This will include preparation of a Final Mine Plan of Operations.

Following the USFS’ publication of the ROD and FEIS authorizing the mine plan for the Project, claims were filed against the USFS, USDA, and other federal agencies on February 18, 2025 in the United States District Court for the District of Idaho by a number of claimants, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions and Project approvals and enjoin any further implementation of the Project. PRII has filed a motion with the court to intervene in this lawsuit. The Company believes the federal permitting process was conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the ROD, FEIS, and other Project approvals will be upheld upon judicial review.

The Company’s CWA Section 404 permit application, proposed Compensatory Mitigation Plan, and associated financial assurance remain under review by the Army Corps after the public comment period ended in October 2023. The Army Corps has been a part of the review process as a cooperating agency since the Company began the federal NEPA process and has been formally evaluating the Section 404 permit application since 2023. The Section 404 permit is the last remaining federal permit required to be issued prior to a construction decision. Perpetua expects the permit to be issued in the first half of 2025. For additional detail regarding the NEPA process, including ongoing challenges to the ROD, see Item 1, Business – Permitting and Environmental Matters.

Ancillary Permitting Update

With receipt of the ROD, the Corporation is focused on advancing the Project towards a construction decision, including finalizing the remaining federal and state permits and securing project financing. Recent permitting updates include:

●	The U.S. Fish and Wildlife Service issued its Final Biological Opinion on September 6, 2024 and the National Marine Fisheries Service issued its Final Biological Opinion on October 7, 2024.
●	In May 2024, the Idaho Department of Environmental Quality (“IDEQ”) issued its final CWA Section 401 Water Quality Certification for the Project (the “Certification”). In the third quarter of 2024, certain parties initiated a state administrative challenge to the Certification that will require a contested case hearing on certain issues. IDEQ recently filed an extension request in this proceeding that will require rescheduling of the hearing date that had been set for April 2025. The new hearing date has not yet been set.
●	IDEQ issued a Clean Air Act Permit to Construct (“PTC”) in 2022 that was followed by certain state administrative challenges. In the third quarter of 2024, the Board of IDEQ issued an order remanding the PTC for a contested case hearing on certain matters. The hearing was held in October 2024 and the hearing officer issued his decision January 7, 2025 finding in favor of IDEQ and Perpetua on all issues. The petitioners in the contested case subsequently filed an appeal to the IDEQ Board, which has scheduled oral argument on the appeal for April 2025.
●	The Company received a completeness determination from IDEQ on November 2, 2024 for the Project’s cyanidation facility permit and a completeness determination from Idaho Department of Lands on November 6, 2024 for the Project’s cyanidation facility Permanent Closure Plan. On January 1, 2025, the IDEQ completed the Accuracy and Protectiveness Review for certain portions of the permit application and issued a draft cyanidation permit with respect to those portions for a 60-day public comment period.
●	On January 24, 2025, the Director of the IDWR issued a final order granting the Company’s application for certain water rights to be used in connection with the Project.
●	The Idaho Ground Water Management Final Point of Compliance determination was issued in August 2023 and the Company submitted the required groundwater sampling and well installation plans in October 2023.
●	The Company submitted a Tailings Storage Facility (“TSF”) dam safety application to Idaho Department of Water Resources (“IDWR”) in July 2023. IDWR sent a letter of conditional approval for the Company’s Stage 1 TSF in October 2023.

Previously submitted permit applications are continuing through the administrative review process. These include applications and plans to IDEQ for the Idaho Pollutant Discharge Elimination System discharge permits, to IDWR for financial assurance, and to IDWR for a stream alteration permit.

Department of Defense Funding

In September 2022, Perpetua Resources was awarded two funding grants of $100,000 each from the U.S. Department of Defense (“DOD”) Defense Logistics Agency (“DLA”) under the DLA’s “Production of Energetic Materials and Associated Precursors” Small Business Innovation Research (“SBIR”) grant solicitation to study the domestic production of military-grade antimony trisulfide, an essential component in ammunition and dozens of other defense materials. As described in the grant’s objective, the program is focused on reducing “foreign reliance and single points of failure for the domestic manufacturing of energetic materials” through the development of a domestic source. After a competitive review process, Perpetua Resources was awarded SBIR Phase 1 funding of $100,000 under each of the two programs. Under the DLA grants, Perpetua Resources evaluated whether antimony from the Stibnite Gold Project can meet military specifications (“mil-spec”) and also evaluated alternate methods for synthesizing antimony trisulfide. During the years ended December 31, 2024 and 2023, $nil and $124,997, respectively, was recognized as grant income for these grants. The programs were complete in September 2023 and no further grant income is anticipated under these grants.

In December 2022, Perpetua Resources was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of available funding under the TIA to $59.2 million. The funding objective of the TIA, issued by the Air Force Research Laboratory, is to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. The DPA funding allows the Company to advance the construction readiness of the Stibnite Gold Project while the Company continues through the ongoing permitting process, led by the USFS. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The DPA funding does not interrupt the completed and ongoing permitting process. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. Perpetua Resources is evaluating other U.S. government funding opportunities, including programs available through the DOD. During the year ended December 31, 2024, $33,619,111 was recognized as grant income related to the TIA. The Company anticipates recognizing the remaining funds of approximately $10,000,000 as reimbursement for expenses expected to be incurred through June 16, 2025. During the year ended December 31, 2024, the Company was reimbursed $32,468,545 for certain costs incurred.

On August 18, 2023, the Company’s wholly owned subsidiary, Perpetua Resources Idaho, Inc. was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction authority of the DOD through the DOD Ordnance Technology Consortium (“DOTC”). The OTIA will build on research conducted under a previously announced Small Business Innovation Research Grant. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus, fixed-fee basis over the 24-month period of performance. As of December 31, 2024, the current estimated amount of available funding was $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. During the year ended December 31, 2024, $3,745,935 was recognized as grant income related to the OTIA. The Company anticipates recognizing approximately $6,400,000 of additional grant income in 2025. During the year ended December 31, 2024, the Company was reimbursed $4,941,834 for certain costs incurred and received a 12% fee of $593,020.

Construction Readiness Activities

The Company is advancing construction readiness activities in parallel with the permitting process. Recent updates include:

●	Appointed mining industry veteran Jonathan Cherry as new President and CEO;
●	Appointed Vice President of Projects to lead the Stibnite Gold Project;
●	Executed construction manager general contractor contract with Ames Construction, while advancing constructability reviews, value engineering studies, and detailed engineering for the Burntlog Route, the Company’s proposed access route, with Ames and the road design consultants;
●	Continued power line detailed scoping and engineering with Idaho Power, who has engaged Kiewit, and identified and initiated procurement of long-lead items required for power line construction;
●	Ausenco Engineering USA South Inc. (“Ausenco”) was awarded Basic and Value Engineering Scope for the Stibnite Gold Project and Basic Engineering work was completed with updated Capital and Operating Costs;
●	Hired key subject matter experts for the Owner’s Team to guide Basic Engineering and overall construction readiness;
●	Commencement of detailed engineering studies with Ausenco;
●	Agreements with Sunshine Silver and U.S. Antimony signed in December 2024 to advance domestic antimony supply chain; and
●	Awarded early contractor involvement contracts to Ames, Ledcor and Sundt for early works planning and execution plan development.

On February 13, 2025, Perpetua entered into an agreement with Idaho Power Company (“IPCo”) to begin procurement of long lead equipment required to increase the electrical capacity to the plant. This is an important step to ensure parts are available for installation under a future construction agreement. Under the terms of the agreement, Perpetua is responsible for paying all costs incurred by IPCo as they procure new equipment from vendors with an estimated cost of $90.2 million. All contractual commitments of $1.0 million or greater must be approved by Perpetua prior to IPCo entering a binding contractual commitment with a vendor. The initial payment of $18.8 million was paid following execution and remaining payments are expected to be made quarterly through 2027. Payment dates and amounts may be adjusted to reflect specific contracts entered into by IPCo. If the agreement is terminated, IPCo will use commercially reasonable efforts to mitigate cancellation costs and recover value prior to the final true-up payment by Perpetua or refund to Perpetua.

Franco-Nevada Silver Royalty

On March 21, 2024, the Company entered into a royalty agreement with a wholly owned subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) pursuant to which Perpetua, through its subsidiaries, sold Franco-Nevada a royalty on the future payable silver production from the Project in exchange for a cash payment of $8.5 million. Silver represents less than 0.3% of projected life-of-mine revenue in the 2020 Feasibility Study. Under the agreement, Franco-Nevada will receive all of the payable silver by-product revenue over the life-of-mine, subject to the terms of the agreement. Perpetua intends to use the proceeds for general corporate purposes.

Liquidity

The Company’s latest liquidity forecast indicates that available cash resources for expenses not eligible for reimbursement under the DPA funding are expected to be exhausted in the third quarter of 2025. The Company expects to incur other costs in the foreseeable future that are not eligible for DPA funding reimbursement and may incur unanticipated increases to costs as a result of inflation, increased fuel or labor costs or other factors. Furthermore, only approximately $10 million remained available for reimbursement under the TIA as of December 31, 2024, and costs must be incurred on or before June 16, 2025 to be eligible for reimbursement. Once such funding is exhausted or has expired, the Company will need to seek new funding sources for expenses currently reimbursed through the DPA funding. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing or strategic opportunities. In particular, the Company has engaged RBC Capital Markets and Endeavour Financial to assist with the evaluation of potential strategic and financing opportunities and to support the Company’s application process in connection with the U.S. EXIM $1.8 billion Letter of Interest received in April 2024. Any such financing or strategic transaction, or any funding commitment from U.S. EXIM, will be subject to due diligence, the negotiation of funding terms and other conditions, and there can be no assurance of the amount, timing or nature of any such financing or strategic transaction, if any, and any such financing or strategic transaction may not be consummated at all. Additionally, the potential costs of obtaining such financing or any strategic transaction can be significant and may put additional strains on our cash flows. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or advance construction readiness activities. See “—Liquidity and Capital Resources” for more information.

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” and “Risks Factors” sections.

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Years ended December 31,
	2024	2023
EXPENSES
Corporate salaries and benefits	$2,427,506	$1,770,351
Depreciation	119,572	83,741
Directors’ fees	425,956	369,142
Exploration	45,291,495	29,907,708
Environmental liability expense	1,524,002	898,173
CWA settlement expense	—	5,000,000
General and administration	589,305	614,348
Gain on disposal of buildings and equipment	(13,333)	(25,000)
Professional fees	1,243,744	1,161,797
Shareholder and regulatory	517,888	493,948
OPERATING LOSS	52,126,135	40,274,208

OTHER EXPENSES (INCOME)
Grant income	(37,365,046)	(21,077,882)
Interest income	(246,444)	(442,943)
Other expenses (income)	(31,644)	17,797
Total other expenses (income)	(37,643,134)	(21,503,028)

NET LOSS	$14,483,001	$18,771,180

Net Loss

Net loss for the year ended December 31, 2024, was $14.5 million compared with a net loss of $18.8 million for 2023. This $4.3 million decrease for the year was primarily attributable to a $16.3 million increase in grant income and a $5.0 million decrease in CWA settlement expense. These changes were partially offset by a $15.4 million increase in exploration costs, a $0.7 million increase in corporate salaries and benefits, and a $0.6 million increase in environmental liability expense. As noted above, for the year ended December 31, 2024, the Corporation’s main focus was the continued evaluation and advancement of the Stibnite Gold Project.

Corporate Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits for the year ended December 31, 2024 were $0.7 million, or 37.1%, higher than the previous year due to a higher corporate salary and higher share-based compensation.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the Independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units and share purchase options). This expense for the year ended December 31, 2024, is $0.1 million, or 15.4%, higher than the previous year primarily due to higher share-based compensation expense.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field office costs, engineering, permitting, environmental and legal and sustainability costs. The Company’s exploration expenses of $45.3 million during the year ended December 31, 2024 are $15.4 million, or 51.4%, higher than the previous year primarily due to a $13.4 million increase in engineering costs, a $1.9 million increase in consulting and labor costs, and a $1.2 million increase in field office and drilling support costs partially offset by a $0.9 million decrease in permitting costs. Engineering expenses for the year ended

December 31, 2024 were higher than the previous year due to advancing construction readiness engineering and planning. Additional details of expenditures incurred are as follows:

	Years ended December 31
	2024	2023
Consulting and labor cost	$8,730,881	$6,869,587
Engineering	23,155,660	9,713,607
Environmental and reclamation	371,881	206,667
Field office and drilling support	3,629,986	2,448,487
Legal and sustainability	1,215,792	1,534,147
Permitting	8,187,295	9,135,213
Total Exploration	$45,291,495	$29,907,708

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Upon signing of the ASAOC, the Company recorded an immediate expense of $7.5 million and a corresponding environmental reclamation liability. Cost estimates were developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team, and the timing of cash flows is based on the current schedule for early action items. In the year ended December 31, 2024, the total cost estimate to complete Phase 1 early response actions increased $0.6 million compared to the same period in 2023, driven by a higher estimated increase in the current period for the remaining Phase 1 work to be performed. As of December 31, 2024, the estimate for the remaining environmental liability for Phase 1 work under the ASAOC is $nil.

CWA Settlement Expense

This expense relates to the settlement with the Nez Perce Tribe to resolve the CWA litigation. The Settlement Agreement provides for total payments of $5.0 million by the Company over a four-year period. The Company recognized $5.0 million in 2023 for this settlement. During 2024, the Company paid $2.0 million against this payable and a total balance of $3.0 million is accrued as of December 31, 2024.

General and Administration

This expense is related predominantly to the costs of insurance policies for our U.S. offices and is 4.1%, lower for the year ended December 31, 2024 than the previous year.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. The expense for the year ended December 31, 2024 is $0.1 million, or 7.1%, higher than the previous year primarily due to an increase in accounting and auditing fees and legal costs.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. The expense for the year ended December 31, 2024 is $0.02 million, or 4.8%, higher than the previous year primarily due to an increase in licenses and fees.

Grant Income

This income is from funding grants awarded to the Company from the DOD to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. During the year ended December 31, 2024, grant income increased $16.3 million as a result of two new larger grants received during 2023 that continued in 2024. See also Note 10 to the Consolidated Financial Statements.

Interest Income

This income results from interest received on the Corporation’s cash balances. The income for the year ended December 31, 2024 is $0.2 million, or 44.4%, lower than the previous year primarily due to lower average cash balance during 2024 than in 2023.

Liquidity and Capital Resources

Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of December 31, 2024, Perpetua Resources had cash and cash equivalents totaling approximately $44.1 million, approximately $2.6 million in receivables, principally from DOD grants, $0.7 million in prepaid assets, and $5.7 million in trade and other payables.

ATM Offering

On May 12, 2023, the Corporation entered into the Sales Agreement (the “Sales Agreement”) providing for the sale by the Corporation, from time to time, of the Corporation’s common shares having an aggregate gross offering price of up to $20.0 million (the “ATM Offering”). During the year ended December 31, 2024, the Corporation sold 1,834,104 common shares in exchange for proceeds of approximately $10.4 million, which is net of offering costs of approximately $0.6 million. During the year ended December 31, 2023, the Corporation sold 894,882 common shares in exchange for proceeds of approximately $2.1 million, which is net of offering costs of approximately $0.7 million. As of December 31, 2024, an aggregate offering amount of $6.2 million of common shares remained available for issuance and sale under the program. The Company may issue shares under the ATM from time to time.

Equity Offering

On November 18, 2024, the Corporation entered into an underwriting agreement providing for the sale by the Corporation of 3,439,465 of its common shares to the underwriters at a price of $10.17 per share. Proceeds received from the offering were approximately $33.2 million, which is net of offering costs of approximately $1.8 million, and have been, or will be, used for down payments on long lead time materials, detailed engineering for the Project, and general corporate purposes. The Corporation granted the underwriters an option to purchase up to an additional 515,919 shares within 30 days of the offering which they did not exercise.

DOD Funding

In December 2022, the Company was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and, on May 2, 2024, the TIA was modified to provide for an additional $34.4 million in funding, bringing the total amount of funding available under the TIA to $59.2 million. Under the TIA, Perpetua Resources may request reimbursement for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project, which includes reimbursement of employee wages for activities included in the scope of the TIA. During the year ended December 31, 2024, $33.6 million was recognized as grant income related to the TIA. During the year ended December 31, 2024, the Company was reimbursed $32.5 million for certain costs incurred, and received reimbursement of an additional $2.4 million in February 2025 under the TIA with respect to expenses incurred in the year ended December 31, 2024. As of December 31, 2024, $10.0 million of additional funding remained available under the TIA, which the Company expects to be incurred through June 16, 2025 and reimbursed.

U.S. EXIM Indication of Interest

On April 8, 2024, the Company announced that it received a non-binding and conditional Letter of Interest from U.S. EXIM for potential debt financing of up to $1.8 billion through U.S. EXIM’s “Make More in America” and “China and Transformational Exports Program” initiatives. The Company expects to submit a formal application to U.S. EXIM in the second quarter of 2025. Upon receipt of an application for financing, U.S. EXIM will conduct the due diligence necessary to determine if a final commitment may be issued. Any final commitment will be dependent on meeting U.S. EXIM’s underwriting criteria, authorization process, finalization and satisfaction of terms and conditions. All final commitments must comply with U.S. EXIM policies as well as program, legal and eligibility requirements. There can be no assurance that the Company will be able to successfully satisfy any or all of such conditions on the expected timeline, or at all. See Item 1A, Risk Factors - Funding under the U.S. EXIM letter of interest is subject to an application and diligence process, and the amount and timing of such funding, if any, is uncertain and subject to conditions outside the Company’s control.

Liquidity

Perpetua Resources’ current liquidity needs relate to its plans to:

●	Advance construction readiness for the Project, including completing Detailed Engineering and ordering long-lead items;
●	Continue to advance the regulatory process for the restoration and redevelopment of the Project and obtain final pre-construction permits;
●	Continue engaging with Project stakeholders to provide those stakeholders with the opportunity for a better understanding of the Project concepts and to provide a forum for such stakeholders to provide further input into the Project;
●	Continue to collect environmental baseline data in support of the ongoing regulatory processes related to permitting for site restoration and redevelopment of the Project; and
●	Make required payments under the CWA Settlement Agreement.

Although the Company’s current capital resources and liquidity include up to $10.0 million in remaining funding available under the modified TIA as of December 31, 2024, such funding is available only for the specified costs described above. Although we expect the DPA funding to provide the Company with sufficient liquidity to complete permitting on the current timeline as well as additional liquidity to advance some construction readiness activities, due to payments under the Settlement Agreement and other corporate expenses, as well as the expiration of the DPA funding, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof.

The Company’s latest liquidity forecast indicates that available cash resources for expenses not eligible for reimbursement under the TIA are expected to be exhausted in the third quarter of 2025. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or advance construction readiness activities. The Company continues to explore various strategic and funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing or strategic opportunities. The Company has engaged RBC Capital Markets and Endeavour Financial to assist with the evaluation of potential strategic and financing opportunities and to support the Company’s application process in connection with the U.S. EXIM $1.8 billion Letter of Interest. Any such financing or strategic transaction, or any funding commitment from U.S. EXIM, will be subject to due diligence and other conditions. There can be no assurance of the amount, timing or nature of any such financing or strategic transaction, if any.

We believe our plans outlined above to obtain sufficient funding will be successful, although there is no certainty that these plans will result in needed liquidity for a reasonable period of time. However, contributions due under the Settlement Agreement and our expectation of incurring other costs in the foreseeable future that are not eligible for DPA funding reimbursement and the need for additional funding to further support the development of our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. The future receipt of potential funding from equity or debt issuances, pursuit of additional government funding opportunities and/or other means cannot be considered probable at this time because these plans are not entirely within our control as of the date hereof.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Our anticipated expenditures for fiscal year 2025 are approximately $65.9 million, of which approximately $10.0 million are expected to be funded from the reimbursements under the TIA and the remainder from cash on hand and other sources. These expenditures include an estimated $11.9 million to fund permitting of the Stibnite Gold Project, $16.2 million for general corporate purposes, project financing and administrative costs, $28.4 million for detailed engineering, design work and down payments on long lead time equipment, $8.0 million for field operations and approximately $1.5 million to advance ASAOC bridge phase planning and reporting on and monitoring the completed Phase 1 ASAOC work. These costs are subject to change due to cost over-runs, delays or other unbudgeted events, such as effects of inflation, elevated interest rates and the potential impact of tariffs on U.S. trading partners. Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $2,215 million as of the fourth quarter of 2024 according to the 2024 Financial Update. We anticipate making a construction decision for the Project in 2025. As such, our capital expenditures for 2025 may increase significantly to reflect the commencement of construction. Any such expenditures would be subject to the timing and nature of project financing or any strategic transaction that may be executed in 2025.

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

Share-Based Compensation

We account for all share-based payments and awards under the fair value-based method.

We account for the granting of share purchase options and share awards using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options is expensed over their vesting period with a corresponding increase to additional paid-in capital.

The fair value of share purchase options is determined using a Black-Scholes valuation model. Option pricing models require the input of subjective assumptions including the length of time employees will retain their vested share purchase options before exercising them, expected stock price volatility, and interest rate.

The fair value of share-based awards that do not contain market conditions is based on the valuation of the common share on the date of grant. The fair value of time-based awards that are ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service period. The fair value of performance-based awards is adjusted for the probability of achieving the performance conditions and is recognized on a straight line basis over the term of the award agreement.

The fair value of share-based awards with market conditions is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected stock price volatilities and related indices, the interest rate, and the probability of awards expected to vest.

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

Item 8. Financial Statements and Supplementary Data.

PERPETUA RESOURCES CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Perpetua Resources Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perpetua Resources Corp. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 19, 2025

We have served as the Company’s auditor since 2021.

Perpetua Resources Corp.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,104,825	$3,229,462
Receivables	2,585,309	3,181,152
Prepaid expenses	662,446	443,312
	47,352,580	6,853,926
NON-CURRENT ASSETS
Buildings and equipment, net (Note 3)	443,080	385,049
Right-of-use assets (Note 4)	28,289	27,898
Environmental reclamation bond (Note 8)	3,000,000	3,000,000
Mineral properties and interest (Note 5)	66,786,048	72,820,365
TOTAL ASSETS	$117,609,997	$83,087,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$5,722,979	$4,997,226
Lease liabilities (Note 4)	28,288	27,897
CWA settlement payable (Note 9)	1,000,000	2,000,000
Environmental reclamation liabilities (Note 8)	—	764,607
	6,751,267	7,789,730
NON-CURRENT LIABILITIES
CWA settlement payable (Note 9)	2,000,000	3,000,000
TOTAL LIABILITIES	8,751,267	10,789,730

COMMITMENT AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (Note 6)
Common shares, without par value, unlimited shares authorized, 70,266,550 and 64,123,456 shares outstanding, respectively	668,664,443	618,581,910
Additional capital	35,375,252	34,413,562
Accumulated deficit	(595,180,965)	(580,697,964)
TOTAL SHAREHOLDERS’ EQUITY	108,858,730	72,297,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,609,997	$83,087,238

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2024	2023
EXPENSES
Corporate salaries and benefits	$2,427,506	$1,770,351
Depreciation	119,572	83,741
Directors’ fees	425,956	369,142
Exploration	45,291,495	29,907,708
Environmental liability expense (Note 8)	1,524,002	898,173
CWA settlement expense (Note 9)	—	5,000,000
General and administration	589,305	614,348
Gain on disposal of buildings and equipment	(13,333)	(25,000)
Professional fees	1,243,744	1,161,797
Shareholder and regulatory	517,888	493,948
OPERATING LOSS	52,126,135	40,274,208

OTHER EXPENSES (INCOME)
Grant income (Note 10)	(37,365,046)	(21,077,882)
Interest income	(246,444)	(442,943)
Other expenses (income)	(31,644)	17,797
Total other expenses (income)	(37,643,134)	(21,503,028)

NET LOSS	$14,483,001	$18,771,180

NET LOSS PER SHARE, BASIC AND DILUTED	$0.22	$0.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	65,619,452	63,190,941

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2024 and 2023

	Common Shares		Additional	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2022	63,011,777	$615,553,448	$32,203,858	$(561,926,784)	$85,830,522
Shares sold through offering	894,882	2,771,679	—	—	2,771,679
Shares issuance costs	—	(654,108)	—	—	(654,108)
Share-based compensation	—	—	3,038,404	—	3,038,404
Share unit distributed	191,797	780,170	(780,170)	—	—
Exercise of share purchase options	25,000	130,721	(48,530)	—	82,191
Net loss for the year	—	—	—	(18,771,180)	(18,771,180)
BALANCE, December 31, 2023	64,123,456	618,581,910	34,413,562	(580,697,964)	72,297,508
Shares sold through offerings	5,273,569	45,984,533	—	—	45,984,533
Shares issuance costs	—	(2,392,914)	—	—	(2,392,914)
Share-based compensation	—	—	3,897,010	—	3,897,010
Share unit distributed	250,150	941,921	(941,921)	—	—
Exercise of share purchase options	619,375	5,548,993	(1,993,399)	—	3,555,594
Net loss for the year	—	—	—	(14,483,001)	(14,483,001)
BALANCE, December 31, 2024	70,266,550	$668,664,443	$35,375,252	$(595,180,965)	$108,858,730

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(14,483,001)	$(18,771,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation (Note 6)	3,897,010	3,038,404
Depreciation (Note 3)	119,572	83,741
Gain on disposal of buildings and equipment	(13,333)	(25,000)
Environmental liability expense (Note 9)	1,524,002	898,173
Unrealized foreign exchange loss (gain)	51,902	(1,107)
Other	—	(1,732)
Changes in:
Receivables	595,843	(2,901,002)
Prepaid expenses	(19,566)	171,618
Trade and other payables	725,753	2,253,935
CWA settlement payable (Note 9)	(2,000,000)	5,000,000
Environmental reclamation liabilities (Note 8)	(2,288,609)	(10,934,502)
Net cash used in operating activities	(11,890,427)	(21,188,652)

INVESTING ACTIVITIES:
Investment in mineral properties and interest (Note 5)	(2,300,798)	(300,992)
Purchase of buildings and equipment	(176,270)	(148,810)
Proceeds from sale of equipment	12,000	—
Proceeds from sale of silver royalty (Note 5)	8,335,115	—
Deposit on equipment purchase	(199,568)	—
Net cash provided by (used in) investing activities	5,670,479	(449,802)

FINANCING ACTIVITIES:
Proceeds from sale of common shares	45,984,533	2,771,679
Payment of share issue costs	(2,392,914)	(654,108)
Proceeds from exercise of share purchase options (Note 6)	3,555,594	82,191
Net cash provided by financing activities	47,147,213	2,199,762

Effect of foreign exchange on cash and cash equivalents	(51,902)	1,107

Net increase (decrease) in cash and cash equivalents	40,875,363	(19,437,585)
Cash and cash equivalents, beginning of year	3,229,462	22,667,047
Cash and cash equivalents, end of year	$44,104,825	$3,229,462

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$65,972	$65,061
Trade-in value on equipment	1,333	25,000

CASH AND CASH EQUIVALENTS
Cash	$21,319,558	$2,093,817
Investment savings accounts	22,785,267	1,135,645
Total cash and cash equivalents	$44,104,825	$3,229,462

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations and Going Concern Assessment

Perpetua Resources Corp. (the “Corporation”, and, together with its Subsidiaries, the “Company”, “Perpetua Resources” or “Perpetua”) was incorporated on February 22, 2011 under the Business Corporation Act of British Columbia. The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project (“Stibnite Gold Project” or the “Project”). The Company currently operates in one segment, mineral exploration in the United States.

The Corporation has had continuing net losses and has an accumulated deficit of approximately $595.2 million as of December 31, 2024. As of December 31, 2024, the Company had cash and cash equivalents totaling approximately $44.1 million and net working capital of approximately $40.6 million.

The Company’s latest liquidity forecast indicates that available cash resources for expenses not eligible for reimbursement under the modified Technology Investment Agreement (“TIA”) awarded pursuant to Title III of the Defense Production Act (“DPA”) are expected to be exhausted in the third quarter of 2025. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or advance construction readiness activities. The Company continues to explore various strategic and funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing or strategic opportunities. The Company has engaged RBC Capital Markets and Endeavour Financial to assist with the evaluation of potential strategic and financing opportunities and to support the Company’s application process in connection with the U.S. EXIM $1.8 billion Letter of Interest received in April 2024. Any such financing or strategic transaction, or any funding commitment from U.S. EXIM, will be subject to due diligence and other conditions. There can be no assurance of the amount, timing or nature of any such financing or strategic transaction, if any.

We believe our plans outlined above to obtain sufficient funding will be successful although there is no certainty that these plans will result in needed liquidity for a reasonable period of time. However, contributions due under the Settlement Agreement and our expectation of incurring other costs in the foreseeable future that are not eligible for DPA funding reimbursement and the need for additional funding to further support the development of our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. The future receipt of potential funding from equity, debt, pursuit of additional government funding opportunities and/or other means cannot be considered probable at this time because these plans are not entirely within our control as of the date hereof.

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

When it is determined that a mining deposit can be economically and legally extracted or produced based on established Proven and Probable Mineral Reserves under Regulation S-K subpart 1300 (“S-K 1300”) promulgated by the U.S. Securities and Exchange Commission (the “SEC”), development costs related to such reserves and incurred after such determination will be considered for capitalization. The establishment of Proven and Probable Mineral Reserves is based on results of feasibility studies, which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future are written off.

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

i.Share Based Compensation

The Company uses its common shares for various forms of share-based compensation arrangements entered into with directors, officers, employees and consultants. Share-based compensation arrangements are accounted for at fair value on the date of grant. For awards with graded vesting, the fair value of each tranche is measured separately and recognized over its respective vesting period. The total amount recognized as expense is adjusted to reflect the number of share options which ultimately vest. The Company recognizes forfeitures as they occur.

The fair value of share purchase options is determined using a Black-Scholes valuation model. Option pricing models require the input of subjective assumptions including the length of time employees will retain their vested stock options before exercising them, expected stock price volatility, and interest rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss.

The fair value of share-based awards that do not contain market conditions is based on the valuation of the common share on the date of grant. The fair value of time-based awards that are ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service period. The fair value of performance-based awards is adjusted for the probability of achieving the performance conditions and is recognized on a straight-line basis over the term of the award agreement.

The fair value of share-based awards with market conditions is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected stock price volatilities and related indices, the interest rate, and the probability of awards expected to vest.

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

The Company recognizes asset retirement obligations for statutory, contractual, or legal obligations associated with buildings and equipment and mineral interests and properties when those obligations result from the acquisition, construction, development or normal operation of the assets. The Company records a liability for the present value of estimated reclamation costs, and the related asset created with it, in the period in which the liability is incurred. The liability is accreted, and the asset is depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation are made in the period incurred. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value of such costs. The Company’s estimates of reclamation costs could change as a result of changes in regulatory requirements, discount rates and assumptions regarding the amount and timing of the future expenditures. The Company has no asset retirement obligations as of December 31, 2024 and 2023.

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

At December 31, 2024 and 2023, the Company has no assets and no liabilities that are remeasured at fair value on a recurring basis.

l.Income Taxes

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

m.Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and vesting and distribution of awarded share units, if dilutive. The Company’s potential dilutive shares include outstanding share purchase options, restricted share units, performance share units, and deferred share units. Potentially dilutive shares as of December 31, 2024 and December 31, 2023 were as follows:

	December 31,	December 31,
	2024	2023
Share purchase options	695,500	1,665,750
Share units (RSU, PSU, DSU)	2,270,852	1,374,797
Total	2,966,352	3,040,547

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

n.Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and the environmental reclamation bond. The fair values of these instruments approximate their carrying value given their short-term nature unless otherwise noted.

o.Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents. The Corporation holds most of its cash with Canadian chartered banks and the risk of default is considered to be remote. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

p.Grant Income

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

q.Research and Development Costs

Research and development costs are recognized as operating expenses when incurred and are classified as exploration costs.

r.Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. The adoption of this update as of December 31, 2024 had minimal impact on our consolidated financial statements and disclosure. See Note 11 Segment Reporting.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.Buildings and Equipment

At December 31, 2024 and 2023, the Company’s buildings and equipment were as follows:

	December 31, 2024	December 31, 2023
Buildings	$2,301,375	$2,249,908
Equipment and Vehicles	4,359,327	4,380,047
	6,660,702	6,629,955
Accumulated Depreciation	(6,217,622)	(6,244,906)
Balance	$443,080	$385,049

Depreciation expense on buildings and equipment for the years ended December 31, 2024 and 2023 was $119,572 and $83,741, respectively.

4.Leases

During 2024, the Company had two lease agreements for building space in Donnelly and Boise, Idaho both of which have been determined to be operating leases. Both leases provide the option for the Company to extend leases for additional time periods of one and two years, respectively, which was not recognized as part of the right to use assets and lease liabilities value. For measurement of the original lease liability and right of use asset, the Company assumed a discount rate of 10.0% based on the Company’s estimated incremental borrowing rate. The weighted average remaining lease term for operating leases as of December 31, 2024 was 0.4 years. At December 31, 2024, all remaining undiscounted lease payments of $29,000 will be paid in 2025.

For the years ended December 31, 2024 and 2023, rent expense of $247,936 and $195,214, respectively, is included in exploration expense on the Consolidated Statements of Operations.

5.Mineral Properties and Interest

At December 31, 2024 and 2023, the Company’s mineral properties and interest at the Stibnite Gold Project totaled $66,786,048 and $72,820,365, respectively.

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

On March 21, 2024, Perpetua Resources and its subsidiaries granted a 100% NSR royalty on the future payable silver production from the Project to Franco-Nevada Idaho Corporation (“Franco-Nevada”) for gross proceeds of $8,500,000. The silver royalty agreement applies to the same properties as the gold royalty previously purchased by Franco-Nevada in 2013. The silver royalty agreement provides a mechanism whereby Franco-Nevada can receive minimum payments equal to 100% of the payable silver from the sale of doré commencing in the seventh calendar year following commercial production and ending upon the completion of the fifteenth calendar year following commercial production. The silver royalty agreement also provides Franco-Nevada an option upon the occurrence of certain conditions precedent (including achieving commercial production) to pay the Company a contingent payment and receive a royalty on any silver payable from the production of antimony concentrate from the Project. The Company incurred costs of $164,835 associated with this transaction. The net proceeds of $8,335,115 were recorded as a reduction to the carrying value of the mineral properties and interests during the year ended December 31, 2024.

The Company’s obligations under the gold and silver royalty agreements with Franco-Nevada are secured by a continuing security interest and a first priority lien on certain collateral including the land and mineral interests comprising the Project.

Included in mineral properties and interest are annual payments made under option agreements, where the Company is entitled to continue to make annual option payments or, ultimately, purchase certain properties. On November 22, 2024, the Company exercised its option to purchase certain properties containing water rights which can be used for mitigation during operations and increased mineral properties by $1,939,950 related to this transaction. Annual payments made under other option agreements during 2024 were approximately $30,000.

As of December 31, 2024, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under S-K 1300.

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

6.Equity

a.	Authorized
●	Unlimited number of common shares without par value.
●	Unlimited number of first preferred shares without par value.
●	Unlimited number of second preferred shares without par value.

b.	Offerings

ATM: On May 12, 2023, the Corporation entered into the Sales Agreement providing for the sale by the Corporation, from time to time, of the Corporation’s common shares having an aggregate gross offering price of up to $20.0 million (the “ATM Offering”). During the year ended December 31, 2024, the Corporation sold 1,834,104 common shares in exchange for proceeds of approximately $10.4 million, which is net of offering costs of approximately $0.6 million. During the year ended December 31, 2023, the Corporation sold 894,882 common shares in exchange for proceeds of approximately $2.1 million, which is net of offering costs of approximately $0.7 million. As of December 31, 2024, $6.2 million remained available under the program.

2024 Offering: On November 18, 2024, the Corporation entered into an underwriting agreement providing for the sale by the Corporation of 3,439,465 of its common shares to the underwriters at a price of $10.17 per share. Gross proceeds received from this sale was approximately $33.2 million, which is net of offering costs of approximately $1.8 million. The Corporation granted the underwriters an option to purchase up to an additional 515,919 shares within 30 days of the offering which they did not exercise.

c.	Share-based compensation

On March 8, 2021, the Corporation adopted the Omnibus Equity Incentive Plan (the “Plan”) to provide the Corporation with share-related mechanisms to attract, retain and motivate qualified directors, employees and consultants of the Company and its subsidiaries, to reward such of those directors, employees and consultants as may be granted awards under this Plan by the Board from time to time for their contributions toward the long-term goals and success of the Corporation and to enable and encourage such directors, employees and consultants to acquire shares as long-term investments and proprietary interests in the Corporation. The Plan was approved by the Corporation’s shareholders on April 16, 2021. On May 16, 2024, the Corporation’s approved an amendment to the Plan to increase the aggregate number of common shares available for the grant of awards under the Plan.

The Plan allows for awards in the following forms: share purchase option, restricted share unit, performance share unit or deferred share unit. Under the terms of the Plan, as amended, the aggregate maximum number of shares that may be issued pursuant to awards granted under the Plan cannot exceed 8,280,530 shares. Shares delivered under the Plan can be: 1) authorized but unissued shares, 2) treasury shares, or 3) shares purchased on the open market or by private purchase.

Share-based compensation for the years ended December 31, 2024 and 2023 was recognized in the Consolidated Statements of Operations as follows:

	December 31,
	2024	2023
Exploration	$1,980,157	$1,594,534
Corporate salaries and benefits	1,490,897	1,074,728
Directors’ fees	425,956	369,142
Total	$3,897,010	$3,038,404

Share Purchase Options

A summary of share purchase option activity within the Company’s share-based compensation plan for the years ended December 31, 2024 and 2023 is as follows:

		Weighted Average
	Number of Options	Exercise Price (C$)
Balance, December 31, 2022	1,945,650	$9.23
Options granted	—	—
Options expired	(219,400)	7.07
Options cancelled or forfeited	(35,500)	11.48
Options exercised	(25,000)	4.40
Balance, December 31, 2023	1,665,750	$9.54
Options granted	—	—
Options expired	(350,875)	9.52
Options cancelled or forfeited	—	—
Options exercised	(619,375)	8.04
Balance, December 31, 2024	695,500	$10.88

During the years ended December 31, 2024 and 2023, the Company’s total share-based compensation from options was nil and $289,356, respectively.

The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the government security rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company. No options were granted during the years ended December 31, 2024 and 2023.

As of December 31, 2024, share purchase options outstanding and exercisable were 695,500 and 605,500, have a weighted average exercise price of C$10.88 and C$11.14, respectively, and have a remaining weighted average life of 1.03 years and 1.00 years, respectively.

As of December 31, 2024, there was no unvested compensation associated with the share purchase options. As of December 31, 2024, the intrinsic value of outstanding and exercisable share purchase options is $1.9 million and $1.5 million, respectively. During the years ended December 31, 2024 and 2023, the intrinsic value of share purchase options exercised was $1,697,172 and $30,594, respectively.

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan that vest over the required service period of the participant.

		Weighted Average
		Grant Date
	Share Units	Fair Value
Unvested, December 31, 2022	371,956	$4.13
Granted	385,039	3.40
Distributed (vested)	(147,506)	4.23
Cancelled	(7,849)	3.72
Unvested, December 31, 2023	601,640	$3.64
Granted	521,128	3.10
Distributed (vested)	(248,755)	3.76
Cancelled	(2,285)	3.72
Unvested, December 31, 2024	871,728	$3.28

During the years ended December 31, 2024 and 2023, the Company awarded 521,128 RSUs (2023: 385,039 RSUs) with a weighted average grant date fair value of $3.10 per RSU (2023: $3.40) or approximately $1.6 million total (2023: $1.3 million). During the years ended December 31, 2024 and 2023, the fair value of RSUs distributed was $1,084,313 and $500,500, respectively.

During the years ended December 31, 2024 and 2023, the Company has recognized $1,450,183 and $1,262,926, respectively in compensation expense for Restricted Share Units. The Company expects to record an additional $869,839 in compensation expense over the remaining vesting period related to these awards. Unvested units at December 31, 2024 are expected to vest as follows:

2025	440,945
2026	251,818
2027	148,023
Total	840,786

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

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2022	263,266	$6.77
Granted	301,035	5.80
Distributed	(12,725)	2.74
Cancelled	(4,993)	5.03
Unvested, December 31, 2023	546,583	$6.35
Granted	515,502	4.81
Distributed	(1,395)	4.79
Cancelled	(3,247)	4.92
Unvested, December 31, 2024	1,057,443	$5.61

During the years ended December 31, 2024 and 2023, the Company recognized $1,984,866 and $1,089,214 respectively, in compensation expense related to PSUs and MPSUs. The Company expects to record an additional $2.3 million in compensation expense over the next 1.64 years. During the years ended December 31, 2024 and 2023, the fair value of PSUs distributed was $9,472 and $41,790, respectively.

The PSUs and MPSUs are expected to vest as follows:

2025	383,233
2026	283,862
2027	328,448
Total	995,543

PSUs: These PSUs vest upon completion of the performance period and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested. Certain vesting provisions also apply in the event of the employee’s termination of employment by the Company without cause or a termination of employment due to the employee’s death, disability, or retirement if certain criteria are met. During the year ended December 31, 2024, PSUs awarded had a weighted average grant date fair value of $4.23 per PSU, or $533,400 in total. During the year ended December 31, 2023, PSUs awarded had a weighted average grant date fair value of $3.67 per PSU, or $86,165 in total.

MPSUs: During the years ended December 31, 2024 and 2023, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the year ended December 31, 2024, the Company awarded 389,502 MPSUs (2023: 277,535 MPSUs) that had a weighted grant date fair value of $5.00 (2023: $5.98) per MPSU or approximately $1.9 million (2023: $1.7 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s stock price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

	2024	2023
Grant date fair value	$5.00	$5.98
Risk-free interest rate	4.38%	4.15%
Expected term (in years)	3.0	3.0
Expected stock price volatility	57.36%	65.74%
Expected dividend yield	—	—

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

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan:

		Weighted Average
	Share Units	Grant Date Fair Value
Outstanding, December 31, 2022	145,675	$3.82
Granted	112,465	3.53
Distributed	(31,566)	3.77
Outstanding, December 31, 2023	226,574	$3.68
Granted	115,107	4.01
Distributed	—	—
Outstanding, December 31, 2024	341,681	$3.79

Under the Plan, the Company may issue DSUs to non-employee directors. During the years ended December 31, 2024 and 2023, 115,107 and 112,465 shares, respectively, with a grant date fair value of $461,961 and $396,908, respectively, were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the Consolidated Statements of Operations. The DSUs are fully vested as of the date of grant. During the years ended December 31, 2024 and 2023, the fair value of DSUs distributed was $nil and $109,534, respectively.

7.Income taxes

No benefit (provision) has been recognized for the years ended December 31, 2024 and 2023. The United States and Canada components of net loss for the years ended December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
United States	$7,576,870	$13,184,435
Canada	6,906,131	5,586,745
Total	$14,483,001	$18,771,180

The benefit (provision) for income taxes reported differs from the amount computed by applying the applicable income tax rates to the loss before the tax provision due to the following:

	December 31,
	2024	2023
Income tax benefit computed at statutory rate of 21%	$(3,041,430)	$(3,941,948)
State tax, net of federal tax benefit	(651,597)	(860,095)
Difference in foreign tax rates	(1,117,211)	(682,386)
Change in state tax rate	186,472	451,821
Deferred tax adjustments	(175,780)	(1,414,333)
Change in valuation allowance	4,324,982	6,279,227
Non-deductible (taxable) items:
Share-based compensation	748,565	275,189
Equity finance costs	(276,266)	(239,618)
Other	2,265	132,143
Income tax provision (benefit)	$—	$—

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2024	2023
Net operating loss carryforward – U.S.	$42,705,202	$42,897,060
Net operating loss carryforward – CAD	12,439,837	10,870,180
Buildings and equipment	380,364	423,286
Mineral interest and properties	24,499,116	19,810,660
Financing costs	880,244	510,424
Environmental obligation	—	67,717
CWA settlement payable	509,981	1,279,100
Share-based compensation	2,101,985	2,575,273
Other	53,332	441,559
Deferred tax assets	83,570,061	78,875,259
Less valuation allowance	(83,570,061)	(78,875,259)
Net deferred tax assets	$—	$—

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on the weight of all available evidence. The resulting valuation allowance recorded against the net deferred tax assets of the Company is approximately $83.6 million and $78.9 million as of December 31, 2024 and 2023, respectively. At December 31, 2024, approximately $880,244 of the allowance balance relates to future tax benefits that will be credited directly to equity once it is recognized. The changes in the valuation allowance for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Valuation allowance on deferred tax assets, beginning of year	$(78,875,259)	$(92,702,215)
Change related to:
Valuation allowance movement recognized in continuing operations	(4,324,982)	(6,279,227)
Valuation allowance movement associated with mineral property acquisition	—	20,043,175
Valuation allowance movement recognized in equity	(369,820)	63,008
Valuation allowance on deferred tax assets, end of year	$(83,570,061)	$(78,875,259)

As of December 31, 2024, the Company has U.S. loss carryforwards of approximately $82.2 million that expire in 2029 through 2037 and approximately $93.7 million with no expiration but which are subject to an 80% limitation upon utilization. The Company has state net operating loss carryforwards of approximately $128.5 million that expire in 2031 through 2043 and Canadian loss carryforwards of approximately $46.1 million that expire in 2031 through 2044 available to reduce future years’ income for tax purposes. The deferred tax asset table above reflects the tax-effected balances of the Company’s net operating loss carryforwards using a 25.50% rate for U.S.-based carryforwards and 27.00% rate for Canada-based carryforwards. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations under Section 382 of the Code due to changes in control that may have occurred as a result of recent capital transactions.

In 2024 and 2023, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. and Canada federal jurisdictions, the state of Idaho jurisdiction, and the province of British Columbia jurisdiction. The Company had no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. U.S. tax returns for the years 2021 to 2023 and Canadian tax returns for the years 2020 to 2023 remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions. Tax returns for years prior to 2021 may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

8.Environmental Reclamation Liabilities

On January 15, 2021, the Company agreed to an Administrative Settlement Agreement and Order on Consent (“ASAOC”). The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. During the year ended December 31, 2024, the Company spent $2.3 million (2023: $10.9 million) on ASAOC activities. At December 31, 2024, no further costs were accrued associated with this liability. Movements in the environmental reclamation liability during the years ended December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023
Balance at beginning of year	$764,607	$10,800,936
Additions	1,524,002	898,173
Work performed on early action items	(2,288,609)	(10,934,502)
Balance at end of year	$—	$764,607

Current portion	$—	$764,607
Non-current portion	—	—
Balance	$—	$764,607

The Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

9.Commitments and Contingencies

a.	Mining Claim Assessments

The Company currently holds mining claims and mill sites for which it has an annual assessment obligation of $334,800 to maintain the claims in good standing. The Company is committed to these payments indefinitely.’

b.	Stibnite Foundation

Upon formation of the Stibnite Foundation on February 26, 2019, the Company became contractually liable for certain future payments to the Stibnite Foundation based on several triggering events, including receipt of a final Record of Decision (“ROD”) issued by the USFS, receipt of all permits and approvals necessary for commencement of construction, commercial production, and of the final reclamation phase. These payments will begin in the first quarter of 2025 based on the current permitting schedule and range from $0.1 million (upon receipt of the ROD) to $1 million (upon commencement of final reclamation phase) in cash and 150,000 common shares of the Company. During commercial production, the Company will make payments to the Stibnite Foundation equal to 1% of Total Comprehensive Income less debt repayments, or a minimum of $0.5 million each year.

The Stibnite Foundation will support projects that benefit the communities surrounding the Stibnite Gold Project and was created through the establishment of the Community Agreement between Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

c.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain the option to purchase these properties. As of December 31, 2024, the option payments due on these properties in 2025 are approximately $30,000. The agreements include options to extend.

d.	Off balance sheet arrangements

The Company has no off-balance sheet arrangements as of December 31, 2024 and the date of this Annual Report.

e.	Legal Update

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the Clean Water Act (“CWA”) allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit against the Company in the U.S. District Court for the District of Idaho. The Company filed an answer generally denying liability and later, the court allowed the Company to amend and file a third-party complaint against the Forest Service. The Company also filed a separate CWA citizen suit against the Forest Service alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government. Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. Environmental Protection Agency (“U.S. EPA”) and the United States Department of Agriculture, the Company agreed to dismiss its pending actions against the Forest Service without prejudice.

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the Tribe’s CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. This includes $4 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with prejudice is contemplated after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the Company anticipates that the parties will submit a stipulation for dismissal with prejudice to the District Court. The Company recognized an expense of $5 million during the second quarter of 2023. During the year ended December 31, 2024, the Company paid $2,000,000 on this settlement obligation. As of December 31, 2024, CWA settlement payable current portion is $1,000,000 with the remaining $2,000,000 classified as long-term.

The voluntary CERCLA ASAOC entered into by the Company, the U.S. EPA, and the United States Department of Agriculture (“USDA”) required numerous early cleanup actions (referenced as “Phase 1” in the ASAOC) at the Stibnite Gold Project site (the “Stibnite Site”). The Company began the Phase 1 activities in 2022. As of December 31, 2024, the Company determined it had completed all Phase 1 response actions required by the ASAOC and filed necessary reports with the U.S. EPA and USDA with respect to such completion. Pursuant to the terms of the ASAOC, the two federal agencies are reviewing the reports submitted by the Company to ascertain whether they agree that the required Phase 1 activities are complete. During the year ended December 31, 2024, the Company spent $2.3 million on ASAOC activities (2023: $10.9 million). At December 31, 2024, no further costs were accrued associated with this Phase 1 liability. The ASAOC includes a process under which the Company and the signatory federal agencies will evaluate whether the Company will proceed with additional response actions after federal agencies confirm that the Phase 1 work has been completed in accordance with the ASAOC requirements. The scope of any such potential additional actions and their costs have not yet been determined.

Following the USFS’ publication of the ROD and FEIS authorizing the mine plan for the Project, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies on February 18, 2025 by a number of claimants, including Save the South Fork Salmon and the Idaho Conservation League, alleging violations of NEPA and other federal laws in the regulatory review process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions, and Project approvals and to enjoin any further implementation of the Project. PRII has filed a motion with the court to intervene in this lawsuit. The Company believes the federal regulatory process was conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the permits and Project approvals will be upheld upon judicial review.

10.Government Grants

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

During the years ended December 31, 2024 and 2023, grant income, which is included within other income (expense) on the Consolidated Statements of Operations, included the following:

	Years ended December 31,
Government Grant	2024	2023
SBIR	$—	$124,997
DPA	33,619,111	15,601,205
DOTC	3,745,935	5,351,680
Total	$37,365,046	$21,077,882

At December 31, 2024 and 2023, grant receivable, which is included in receivables on the Consolidated Balance Sheets, include the following:

	As at December 31,
Government Grant	2024	2023
DPA	$2,382,594	$1,232,025
DOTC	106,827	1,895,745
Total	$2,489,421	$3,127,770

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

Defense Production Act (“DPA”) Grant: On December 16, 2022, the Company entered into an undefinitized Technology Investment Agreement (“TIA”) with the DOD - Air Force Research Laboratory for an award of up to $24.8 million under Title

III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant will be used primarily to reimburse the Company for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. During the years ended December 31, 2024 and 2023, the Company was reimbursed approximately $32,468,545 and $14,369,177, respectively, for certain costs incurred.

DOD Ordnance Technology Consortium (“DOTC”) Grant: On August 18, 2023, the Company’s wholly owned subsidiary, Perpetua Resources Idaho, Inc., was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction Authority of the DOD through the DOTC. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. During the year ended December 31, 2024, the Company received cash from this grant of $5,534,854 (2023: $3,455,934) for reimbursement of certain costs incurred of $4,941,834 (2023: $3,085,656) and 12% fee income of $593,020 (2023 $370,278). During the year ended December 31, 2024, grant income includes $401,350 (2023: $573,394) of 12% fee income earned on costs incurred.

11.	Segment Reporting

Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the CODM, who is our Chief Executive Officer, for the purpose of allocating an enterprise’s resources and assessing its operating performance. The Company has determined that it operates as a single reportable segment, focused on the exploration of its mineral interests in the state of Idaho, United States. This determination is based on the financial information reviewed by the CODM, which is assessed at a consolidated level.

The CODM is responsible for evaluating performance, allocating resources, and making strategic decisions. The primary measure used to assess the Company’s profitability is consolidated net loss, which is used to compare budgeted versus actual results and informs operating cash flow decisions on a monthly basis. The financial position, results of operations, and cash flows of the Company’s single reportable segment align with the consolidated financial statements presented herein. The measure of segment assets is reported on the consolidated balance sheet as total assets.

The CEO primarily evaluates the Company’s performance based on consolidated net loss and reviews significant expenses, when applicable, on a consolidated basis, consistent with the presentation in the consolidated statements of operations. While the CEO’s primary focus is on overall consolidated results, he also reviews supplemental information on exploration costs by major category. The following table presents the Company’s exploration costs by major category:

	Years ended December 31
	2024	2023
Consulting and labor cost	$8,730,881	$6,869,587
Engineering	23,155,660	9,713,607
Environmental and reclamation	371,881	206,667
Field office and drilling support	3,629,986	2,448,487
Legal and sustainability	1,215,792	1,534,147
Permitting	8,187,295	9,135,213
Total Exploration	$45,291,495	$29,907,708

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of the report:
(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

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

10.2*#

Technology Investment Agreement between the United States of America and Perpetua Resources Idaho, Inc., as modified as of May 2, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2024, filed with the SEC on August 9, 2024).

10.3*+

Employment Agreement between Laurel Sayer and Perpetua Resources Idaho Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.4*+

First Amendment to Employment Agreement between Laurel Sayer and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024).

10.5*+

Employment Agreement between Jessica Largent and Perpetua Resources Idaho Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.6*+

Amendment to Employment Agreement between Jessica Largent and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).

10.7*+

Employment Agreement between Alan Haslam and Perpetua Resources Idaho Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.8*+

Employment Agreement between Mckinsey Lyon and Perpetua Resources Idaho Inc. (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.9*+

Employment Agreement between Michael Bogert and Perpetua Resources Idaho Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.10*+

Transition and Separation Agreement between Michael Bogert and Perpetua Resources Idaho Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2024, filed with the SEC on August 9, 2024).

10.11*+

Employment Agreement between Michael Wright and Perpetua Resources Idaho Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023)

10.12*+

Employment Agreement between Jonathan Cherry and Perpetua Resources Idaho, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024).

10.13+	Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-256925) filed with the SEC on June 9, 2021).
10.14+

First Amendment to Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2024, filed with the SEC on August 9, 2024).

10.15+	2011 Evergreen Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
10.16+

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

10.19+

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

10.22+

Form Former Director Consulting Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.23+	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).
10.24

Transition Agreement between Midas Gold Corp. and Paulson & Co. Inc., dated December 3, 2020 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

19.1	Perpetua Resources Corp. Insider Trading and Reporting Policy, adopted as of November 12, 2024.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Christopher Dail.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
96.1	Technical Report Summary, Revision 1, amended as of June 6, 2022 (incorporated by reference to Exhibit 96.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2022).
97.1+

Perpetua Resources Corp. Incentive-Based Compensation Clawback Policy, adopted as of November 8, 2023(incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).

99.1	Financial Update - Cash Flow Forecast for the Stibnite Gold Project, February 2025
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Compensatory plan or agreement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
#	Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERPETUA RESOURCES CORP.

Date: March 19, 2025	By:	/s/ Jonathan Cherry
Name: Jonathan Cherry
Title: President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Cherry	President, Chief Executive Officer and Director	March 19, 2025
Jonathan Cherry	(Principal Executive Officer)

/s/ Jessica Largent	Chief Financial Officer and Director	March 19, 2025
Jessica Largent	(Principal Financial and Accounting Officer)

/s/ Marcelo Kim	Chairman	March 19, 2025
Marcelo Kim

/s/ Andrew Cole	Director	March 19, 2025
Andrew Cole

/s/ Bob Dean	Director	March 19, 2025
Bob Dean

/s/ Laura Dove	Director	March 19, 2025
Laura Dove

/s/ Rich Haddock	Director	March 19, 2025
Rich Haddock

/s/ Jeff Malmen	Director	March 19, 2025
Jeff Malmen

/s/ Chris Robison	Director	March 19, 2025
Chris Robison

/s/ Alex Sternhell	Director	March 19, 2025
Alex Sternhell