Form 10-Q
period 2025-03-31
PERPETUA RESOURCES CORP.
filed 2025-05-09
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39918

Perpetua Resources Corp.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-1040943 (I.R.S. Employer Identification No.)

405 S. 8th Street, Ste 201 Boise, Idaho (Address of principal executive offices)	83702 (Zip Code)

(208) 901-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	PPTA	Nasdaq

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

As of May 2, 2025, the registrant had 71,543,442 common shares outstanding.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. These factors include, but are not limited to, the following:

●	planned expenditures and budgets and the execution thereof, including the ability of the Company to discharge its liabilities as they become due and to continue as a going concern;
●	timely access to capital and financing sources or strategic partners to fund the exploration, permitting, development and construction of the Project (as defined below);
●	the potential impact of a strategic transaction on the Company’s business, results of operations and financial condition, including the substantial costs and time associated therewith, the risk that any such transaction may not ultimately be consummated or that we may not realize the anticipated benefits of any such transaction;
●	the impact of delays in obtaining or failure to obtain required permits and other governmental approvals, or the impact of legal challenges by third parties to any such permits or governmental approvals, on the Company’s business, results of operations and financial condition;
●	the Company’s plans to submit a financing application to the Export-Import Bank of the United States (“U.S. EXIM”), the prospects of successfully securing financing from U.S. EXIM or other sources on acceptable terms, or at all, and the expected timing of, and benefits to the Project of, securing such financing from U.S. EXIM or other sources;
●	the Company’s ability to retain funds and request reimbursement for specified costs under the Technology Investment Agreement (“TIA”) under Title III of the Defense Production Act (“DPA”);
●	the intended environmental and other outcomes of the South Fork Salmon Water Quality Enhancement Fund (the “Fund”) related to the Nez Perce Tribe’s Clean Water Act (“CWA”) lawsuit, good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project and the anticipated source of funding of the Company’s payments required under the Settlement Agreement (as defined below);
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	the accuracy of analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	the Company’s history of losses and expectation of future losses;
●	the Company’s limited property portfolio and potential challenges related to the Company’s title to its mineral properties;
●	timing, costs and potential success of future activities on the Company’s properties, including, but not limited to, development and operating costs in the event that a construction decision is made and the Company’s ability to achieve production at the Project if constructed;
●	potential results of exploration, development and environmental protection and remediation activities;
●	current or future litigation or environmental liability, including litigation challenging the validity of the permits and approvals issued with respect to the Project;

●	global economic, political and social conditions and financial markets, including any potential regulatory or policy changes, the imposition or increase in tariffs, changes in existing trade agreements and relations, inflationary pressures and elevated interest rates;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	our reliance on outside consultants for critical services;
●	risks related to our largest shareholder;
●	loss of key executives or the inability to hire or retain key executives or employees to support construction, permitting and operational activities;
●	high levels of competition within the mining industry;
●	equipment, labor and services required for exploration and development of the Project;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions as to production rates, operating costs, recovery and metal costs; that any additional financing needed will be available when needed on reasonable terms; that the current exploration, development, environmental and other objectives concerning the Company’s Stibnite Gold Project (the “Project” or “Stibnite Gold Project”) can be achieved and that the Company’s other corporate activities will proceed as expected; that Perpetua will be able to successfully obtain financing for the Project; that all requisite information will be available in a timely manner; that the current price and demand for gold, antimony and other metals will be sustained or will improve; that general business and economic conditions will not change in a materially adverse manner and that all necessary governmental approvals for the planned exploration, development and environmental protection activities on the Project will be obtained in a timely manner and on acceptable terms, and that the Company or such agencies will be able to successfully defend against any challenges to such governmental approvals; and that the continuity of economic and political conditions and operations of the Company will be sustained.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,141,223	$44,104,825
Receivables (Note 7)	2,656,266	2,585,309
Prepaids	723,244	662,446
Deposits (Note 6)	18,755,353	—
	41,276,086	47,352,580
NON-CURRENT ASSETS
Buildings and equipment, net	412,147	443,080
Right-of-use assets	11,456	28,289
Environmental reclamation bond	3,000,000	3,000,000
Mineral properties and interest (Note 3)	66,786,048	66,786,048
TOTAL ASSETS	$111,485,737	$117,609,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$5,923,685	$5,722,979
Lease liabilities	11,455	28,288
CWA settlement payable (Note 6)	1,000,000	1,000,000
	6,935,140	6,751,267
NON-CURRENT LIABILITIES
CWA settlement payable (Note 6)	2,000,000	2,000,000
TOTAL LIABILITIES	8,935,140	8,751,267

COMMITMENT AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY (Note 4)
Common shares, without par value, unlimited shares authorized, 71,285,844 and 70,266,550 shares outstanding, respectively	674,632,596	668,664,443
Additional capital	31,303,569	35,375,252
Accumulated deficit	(603,385,568)	(595,180,965)
TOTAL SHAREHOLDERS’ EQUITY	102,550,597	108,858,730

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,485,737	$117,609,997

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended
	March 31,
	2025	2024
EXPENSES
Corporate salaries and benefits	$689,185	$466,747
Depreciation	30,933	26,361
Directors’ fees	247,582	262,633
Exploration	13,094,429	6,572,460
Environmental liability expense	—	153,429
General and administration	140,540	141,784
Professional fees	593,664	377,379
Shareholder and regulatory	163,171	124,542
OPERATING LOSS	14,959,504	8,125,335

OTHER EXPENSES (INCOME)
Grant income (Note 7)	(6,383,390)	(5,169,738)
Interest income	(377,966)	(16,537)
Other expenses	6,455	5,465
Total other expenses (income)	(6,754,901)	(5,180,810)

NET LOSS	$8,204,603	$2,944,525

NET LOSS PER SHARE, BASIC AND DILUTED	$0.12	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	70,619,291	64,123,456

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2025 and 2024

	Common Shares		Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2023	64,123,456	$618,581,910	$34,413,562	$(580,697,964)	$72,297,508
Share based compensation	—	—	1,008,077	—	1,008,077
Share units distributed	228,422	846,107	(846,107)	—	—
Net loss for the period	—	—	—	(2,944,525)	(2,944,525)
BALANCE, March 31, 2024	64,351,878	$619,428,017	$34,575,532	$(583,642,489)	$70,361,060

BALANCE, December 31, 2024	70,266,550	$668,664,443	$35,375,252	$(595,180,965)	$108,858,730
Share based compensation	—	—	1,215,828	—	1,215,828
Share units distributed	921,294	4,905,939	(4,905,939)	—	—
Exercise of options	98,000	1,062,214	(381,572)	—	680,642
Net loss for the period	—	—	—	(8,204,603)	(8,204,603)
BALANCE, March 31, 2025	71,285,844	$674,632,596	$31,303,569	$(603,385,568)	$102,550,597

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(8,204,603)	$(2,944,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation (Note 4)	1,215,828	1,008,077
Depreciation	30,933	26,361
Environmental liability expense	—	153,429
Unrealized foreign exchange loss (gain)	(187)	1,488
Changes in:
Receivables	(70,957)	1,273,960
Prepaids	(60,798)	—
Deposits	(18,755,353)	(52,505)
Trade and other payables	200,706	(2,253,468)
CWA settlement payable	—	(500,000)
Environmental reclamation liabilities	—	(217,624)
Net cash used in operating activities	(25,644,431)	(3,504,807)

INVESTING ACTIVITIES:
Proceeds from sale of silver royalty	—	8,335,165
Purchase of building and equipment	—	(18,019)
Net cash provided by investing activities	—	8,317,146

FINANCING ACTIVITIES:
Proceeds from exercise of share purchase options	680,642	—
Net cash provided by financing activities	680,642	—

Effect of foreign exchange on cash and cash equivalents	187	(1,488)

Net increase (decrease) in cash and cash equivalents	(24,963,602)	4,810,851
Cash and cash equivalents, beginning of period	44,104,825	3,229,462
Cash and cash equivalents, end of period	$19,141,223	$8,040,313

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

The unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Perpetua Resources Corp. and its wholly owned subsidiaries, Perpetua Resources Idaho, Inc. and Idaho Gold Resource Company, LLC. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2024. Certain prior period amounts have been reclassified to be consistent with current period presentation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. Operating results for the three months ended March 31, 2025 may not be indicative of results expected for the full year ending December 31, 2025. Management estimates that the Company’s 2025 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the three month period ended March 31, 2025.

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

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and vesting and distribution of awarded share units, if dilutive. The Company’s potential dilutive common shares include outstanding share purchase options, restricted share units, performance share units, and deferred share units. Potentially dilutive shares as of March 31, 2025 and 2024, are as follows:

	March 31,
	2025	2024
Share purchase options	586,500	1,314,875
Share units (RSU, PSU, DSU)	1,894,362	2,261,290
Balance	2,480,862	3,576,165

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

2.Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this adoption on our consolidated financial statements and disclosures.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $66,786,048 and $66,786,048 as of March 31, 2025 and December 31, 2024, respectively.

The Company’s subsidiaries acquired mineral rights to the Stibnite Gold Project through several transactions. All mineral and surface rights, where applicable, are held by the Company’s subsidiaries through patented and unpatented lode mining claims and mill sites, except the Cinnabar option claims which are held under an option to purchase. All of the Stibnite Gold Project is subject to a 1.7% Net Smelter Returns (“NSR”) royalty upon the sale of project-related gold production.

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

Included in mineral properties and interest are annual payments made under option agreements, where the Company is entitled to continue to make annual option payments or, ultimately, purchase certain properties. Annual payments due under option agreements during 2025 are approximately $30,000.

As of March 31, 2025, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States SEC Regulation S-K 1300. Accordingly, development costs related to such reserves will not be capitalized unless they are incurred after such determination. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.

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

ATM Offering: On May 12, 2023, the Corporation entered into the Sales Agreement providing for the sale by the Corporation, from time to time, of its common shares having an aggregate gross offering price of up to $20.0 million (the “ATM Offering”). During the three months ended March 31, 2025, the Corporation did not sell any shares under the ATM Offering (March 31, 2024: nil). As of March 31, 2025, $6.2 million remained available under the program.

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

c.	Share based compensation

Share based compensation was recognized in the unaudited condensed consolidated statements of operations as follows:

	Three months ended
	March 31,
	2025	2024
Exploration	$542,637	$447,110
Corporate salaries and benefits	432,572	298,334
Directors’ fees	240,619	262,633
Total	$1,215,828	$1,008,077

Share purchase options

The following table summarizes activity for share purchase option activity awarded under the Omnibus Equity Incentive Plan (the “Plan”) that vest over the required service period of the participant:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2023	1,665,750	$9.54
Options exercised	(619,375)	8.04
Options expired	(350,875)	9.52
Balance December 31, 2024	695,500	$10.88
Options exercised	(98,000)	9.99
Options expired	(11,000)	6.20
Balance March 31, 2025	586,500	$11.12

The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the government security rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company. No options were granted during the three months ended March 31, 2025 and March 31, 2024.

During the three months ended March 31, 2025, the Company’s total share based compensation from options was nil (March 31, 2024: nil).

As of March 31, 2025, share purchase options outstanding and exercisable were 586,500 and 496,500, respectively, have a weighted average exercise price of C$11.12 and C$11.48, respectively, and have a remaining weighted average life of 0.80 years and 0.78 years, respectively. As of March 31, 2025, all unvested options are expected to vest and there is no unvested compensation.

As of March 31, 2025, the intrinsic value of outstanding and exercisable share purchase options is approximately $1.7 million and $1.3 million, respectively. During the three months ended March 31, 2025, the intrinsic value of share purchase options exercised was $496,807 (March 31, 2024: $nil).

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2023	601,640	$3.64
Granted	521,128	3.10
Distributed (vested)	(248,755)	3.76
Cancelled	(2,285)	3.72
Unvested, December 31, 2024	871,728	$3.28
Granted	248,777	8.35
Distributed (vested)	(397,875)	3.41
Cancelled	(66,395)	4.69
Unvested, March 31, 2025	656,235	$4.98

During the three months ended March 31, 2025, the Company awarded 248,777 RSUs (March 31, 2024: 515,128 RSUs) with a weighted average grant date fair value of $8.35 per RSU (March 31, 2024: $3.02) or approximately $2.1 million in total (March 31, 2024: $1.6 million). During the three months ended March 31, 2025, the fair value of RSU awards distributed was approximately $3.9 million (March 31, 2024: $1.1 million).

During the three months ended March 31, 2025, the Company recognized $374,311 (March 31, 2024: $328,800) in compensation expense related to RSUs and expects to record an additional $2.4 million in compensation expense over the next 1.78 years.

The unvested units as of March 31, 2025 are expected to vest as follows:

Remainder of 2025	44,023
2026	317,782
2027	218,503
2028	75,927
Total	656,235

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met.

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2023	546,583	$6.35
Granted	515,502	4.81
Distributed	(1,395)	4.79
Cancelled	(3,247)	4.92
Unvested, December 31, 2024	1,057,443	$5.61
Granted	176,481	12.53
Added by performance factor on 2022 MPSUs	246,318	6.99
Distributed	(492,636)	6.99
Cancelled	(87,950)	6.65
Unvested, March 31, 2025	899,656	$6.48

During the three months ended March 31, 2025, the Company recognized $600,898 (2024: $380,639) in compensation expense related to PSUs and MPSUs and expects to record an additional $3.5 million in compensation expense over the next 2.28 years. During the three months ended March 31, 2025, the fair value of PSU awards distributed was approximately $4.2 million (March 31, 2024: $nil).

The unvested units as of March 31, 2025 are expected to vest as follows:

Remainder of 2025	204,975
2026	212,177
2027	323,002
2028	159,502
Total	899,656

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

During the three months ended March 31, 2025, the Company awarded nil PSUs (2024: 120,000 PSUs) that had a weighted average grant date fair value of $nil (2024: $3.95),or $nil (2024: $474,000) in total.

Market-based PSUs: During the three months ended March 31, 2025 and 2024, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the three months ended March 31, 2025, the Company awarded 176,481 MPSUs (2024: 389,502 MPSUs) that had a weighted grant date fair value of $12.53 (2024: $5.00) per MPSU or approximately $2.2 million (2024: $1.9 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

	2025	2024
Grant date fair value	$12.53	$5.00
Risk-free interest rate	4.15%	4.38%
Expected term (in years)	3.0	3.0
Expected share price volatility	55.16%	57.36%
Expected dividend yield	Nil	Nil

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

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan that vest on the date of grant and settle upon the participant’s separation from service:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2023	226,574	$3.68
Granted	115,107	4.01
Outstanding, December 31, 2024	341,681	$3.79
Granted	27,573	8.73
Distributed	(30,783)	3.46
Outstanding, March 31, 2025	338,471	$4.22

Under the Plan, the Company may issue DSUs to non-employee directors. During the three months ended March 31, 2025, 27,573 (March 31, 2024: 93,712) DSUs with a fair value of $240,619 (March 31, 2024: $298,638) were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the consolidated statements of operations.

5.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an Administrative Settlement Agreement and Order on Consent (“ASAOC”). The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. During the three months ended March 31, 2025, the Company did not perform any work on early action items (March 31, 2024: $0.2 million). At March 31, 2025, no further costs were accrued associated with this liability. Movements in the environmental reclamation liability during the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024
Balance at beginning of period	$—	$764,607
Additions	—	153,429
Work performed on early action items	—	(217,624)
Balance at end of period	$—	$700,412

Current portion	$—	$700,412
Non-current portion	—	—
Balance at end of period	$—	$700,412

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

b.	Idaho Power Company Procurement Contract and Deposit

On February 13, 2025, the Company entered into an agreement with Idaho Power Company (“IPCo”) to begin procurement of long lead equipment required to increase the electrical capacity to the plant. This is an important step to ensure parts are available for installation under a future construction agreement. Under the terms of the agreement, the Company is responsible for paying all costs incurred by IPCo as they procure new equipment from vendors with an estimated total cost of $90.2 million. All contractual commitments of $1.0 million or greater must be approved by the Company prior to IPCo entering a binding contractual commitment with a vendor. The initial payment of $18.8 million was paid following execution of the procurement agreement and remaining payments are expected to be made quarterly through 2027. Payment dates and amounts may be adjusted to reflect specific contracts entered into by IPCo. If the agreement is terminated, IPCo will use commercially reasonable efforts to mitigate cancellation costs and recover value prior to the final true-up payment by the Company or refund to the Company.

The deposit with IPCo is updated each reporting period to reflect payments made to IPCo and costs incurred by IPCo. Costs incurred are currently charged to exploration in the consolidated statements of operations in accordance with the Company’s accounting policies. Movements in the deposit during the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024
Balance at beginning of period	$—	$—
Additions	18,759,381	—
Costs incurred	(4,028)	—
Balance at end of period	$18,755,353	$—

Current portion	$18,755,353	$—
Non-current portion	—	—
Balance at end of period	$18,755,353	$—

c.	Stibnite Foundation

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

During the three months ended March 31, 2025, a cash payment in the amount of $100,000 was paid upon receipt of the ROD (March 31, 2024: nil). Future cash payments range from $0.1 million (upon receipt of all permits for construction) to $1 million (upon commencement of final reclamation phase) and issuance of 150,000 common shares of the Company (upon receipt of all permits for construction). During commercial production, the Company will make payments to the Stibnite Foundation equal to 1% of Total Comprehensive Income less debt repayments, or a minimum of $0.5 million each year.

The Stibnite Foundation will support projects that benefit the communities surrounding the Stibnite Gold Project and was created through the establishment of the Community Agreement between Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

d.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of March 31, 2025, the option payments due on these properties in 2025 are approximately $30,000, which will be paid this year. The agreements include options to extend.

e.	Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2025 and the date of this Quarterly Report.

f.Legal Update

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

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the Tribe’s CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. This includes $4 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with prejudice is contemplated after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the Company anticipates that the parties will submit a stipulation for dismissal with prejudice to the District Court. The Company recognized an expense of $5 million during the second quarter of 2023. During the twelve months ended December 31, 2024, the Company paid $2,000,000 towards this settlement obligation. As of March 31, 2025, CWA settlement payable current portion is $1,000,000 with the remaining $2,000,000 classified as long-term.

The voluntary CERCLA ASAOC entered into by the Company, the U.S. EPA, and the United States Department of Agriculture (“USDA”) required numerous early cleanup actions (referenced as “Phase 1” in the ASAOC) at the Stibnite Gold Project site (the “Stibnite Site”). The Company began the Phase 1 activities in 2022. As of March 31, 2025, the Company determined it had completed all Phase 1 response actions required by the ASAOC and filed necessary reports (called Removal Action Completion Report (“RACR”) in the ASAOC) with the U.S. EPA and USDA with respect to such completion. Pursuant to the terms of the ASAOC, the Company’s Phase 1 work will not be considered complete until U.S. EPA and USDA have approved the RACR submitted by the Company. As of March 31, 2025, the RACR remains under review by the federal agencies and no further costs were accrued associated with this Phase 1 liability. During the three months ended March 31, 2025, the Company spent $nil on Phase 1 activities (March 31, 2024: $0.2 million). The ASAOC includes a process under which the Company and the signatory federal agencies will evaluate whether the Company will proceed with additional response actions after federal agencies confirm that the Phase 1 work has been completed in accordance with the ASAOC requirements. The scope of any such potential additional actions following the completion of Phase 1 and their costs have not yet been determined.

Following the USFS’ publication of the ROD and FEIS authorizing the mine plan for the Project, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies on February 18, 2025 by a number of claimants, including Save the South Fork Salmon and the Idaho Conservation League, alleging violations of NEPA and other federal laws in the regulatory review process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions (as defined herein), and other Project approvals and to enjoin any further implementation of the Project. PRII has filed a motion with the court to intervene in this lawsuit which was granted by the district court on April 2, 2025. The Company believes the federal regulatory process was conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the permits and Project approvals will be upheld upon judicial review.

On March 20, 2025, a putative federal class action lawsuit was filed in the United States District Court for the District of Idaho against the Company and certain of its current officers and directors, on behalf of a proposed class of purchasers of the Company's common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The claim, captioned Barnes v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between April 17, 2024 to February 13, 2025 regarding the Company's expected capital expenditures for the Stibnite Gold Project. The complaint seeks unspecified compensatory damages. The Company believes that the claim is without merit and intends to vigorously defend itself. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

7.Government Grants

The Company has been awarded government grants by the U.S. Department of Defense (“DOD”) as described below. Accounting for these DOD grants does not fall under Accounting Standard Codification 606, Revenue from Contracts with Customers, as the DOD does not meet the definition of a customer under this standard. The DOD grant proceeds, which will be used to reimburse expenses incurred, meet the definition of grants related to expenses as the primary purpose for the payments is to fund research and development on antimony trisulfide and advancement of the Company’s Stibnite Gold Project.

During the three months ended March 31, 2025 and 2024, grant income included the following:

	Three months ended March 31,
	2025	2024
DPA	6,101,651	2,609,261
DOTC	281,739	2,560,477
Total	$6,383,390	$5,169,738

At March 31, 2025 and December 31, 2024, grant receivable, which is included in receivables on the consolidated balance sheets, include the following:

	March 31,	December 31,
	2025	2024
DPA	$2,296,235	$2,382,594
DOTC	281,739	106,827
Total	$2,577,974	$2,489,421

Information regarding each individual grant is as follows:

DPA Grant: On December 16, 2022, the Company entered into an undefinitized TIA with the DOD - Air Force Research Laboratory for an award of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant will be used primarily to reimburse the Company for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. During the three months ended March 31, 2025, the Company received cash from this grant of $6,188,010 (March 31,2024: $2,957,131) for reimbursement of certain costs incurred.

DOD Ordnance Technology Consortium (“DOTC”) Grant: On August 18, 2023, the Company was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction Authority of the DOD through the DOTC. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations.

During the three months ended March 31, 2025, the Company received cash from this grant of $106,827 (March 31, 2024: $3,490,141) for reimbursement of certain costs incurred of $95,381 (March 31, 2024: $3,116,197) and 12% fee income of $11,446 (March 31, 2024: $373,944). During the three months ended March 31, 2025, grant income includes $30,186 (March 31, 2024: $274,337) of 12% fee income earned on costs incurred.

8.Segment Reporting

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

The CODM is responsible for evaluating performance, allocating resources, and making strategic decisions. The primary measure used to assess the Company’s profitability is consolidated net loss, which is used to compare budgeted versus actual results and informs operating cash flow decisions on a monthly basis. The financial position, results of operations, and cash flows of the Company’s single reportable segment align with the unaudited condensed consolidated financial statements presented herein. The measure of segment assets is reported on the consolidated balance sheet as total assets.

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

	Three month ended March 31
	2025	2024
Consulting and labor cost	$2,896,023	$1,709,468
Engineering	5,341,276	2,840,799
Environmental and reclamation	177,180	101,419
Field office and drilling support	1,383,739	417,373
Legal and sustainability	504,970	258,146
Permitting	2,791,241	1,245,255
Total Exploration	$13,094,429	$6,572,460

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2025 and 2024 with our unaudited condensed consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

2025 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country and restore an abandoned brownfield site. Perpetua Resources' focus for 2025 is on finalizing the remaining permits for the Stibnite Gold Project to support a construction decision, which is expected to be made in 2025, and advancing execution planning to prepare the Project to be construction-ready once all required permits are received.

First Quarter 2025 Key Highlights

●	Zero lost time incidents or reportable environmental spills.
●	USFS issued the Final Record of Decision (“ROD”) for the Project.
●	Successful completion of basic engineering and cost update for the Project.
●	Executed procurement contract with Idaho Power for critical long-lead power line items.
●	Welcomed Executive Order to strengthen American mineral production and reduce U.S. reliance on foreign nations for its mineral supply.

NEPA Permitting Update

On January 3, 2025, the USFS published the ROD and FEIS Errata authorizing the Modified Mine Plan for the Project. Per the requirements of the FEIS and ROD, Perpetua is preparing numerous plans comprising the suite of Environmental Monitoring and Management Plans and will incorporate Project updates as well as required mitigation measures, environmental protection measures, financial assurance, and design features in this additional documentation. This will include preparation of a Final Mine Plan of Operations. Pursuant to the terms of the ROD, the USFS is required to review and approve this additional documentation from Perpetua.

Following the USFS’ publication of the ROD and FEIS authorizing the mine plan for the Project, claims were filed against the USFS, USDA, and other federal agencies on February 18, 2025 in the United States District Court for the District of Idaho by a number of claimants, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions issued by the U.S. Fish and Wildlife Service and the National Marine Fisheries Service on September 6, 2024 and October 7, 2024, respectively (together, the "Final Biological Opinions") and Project approvals and enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the district court on April 2, 2025. The Company believes the federal permitting process was conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the ROD, FEIS, and other Project approvals will be upheld upon judicial review.

The Company’s CWA Section 404 permit application, proposed Compensatory Mitigation Plan, and associated financial assurance remain under review by the Army Corps after the public comment period ended in October 2023. The Army Corps has been a part of the review process as a cooperating agency since the Company began the federal NEPA process and has been formally evaluating the Section 404 permit application since 2023. The Section 404 permit is the last remaining federal permit required to be issued prior to a construction decision. Perpetua expects the permit to be issued in the second quarter of 2025.

Ancillary Permitting Update

With receipt of the ROD, the Corporation is focused on advancing the Project towards a construction decision, including finalizing the remaining federal and state permits and securing project financing. Recent permitting updates include:

●	In May 2024, the Idaho Department of Environmental Quality (“IDEQ”) issued its final CWA Section 401 Water Quality Certification for the Project (the “Certification”). In the second quarter of 2024, certain parties initiated a state administrative challenge to the Certification that will require a contested case hearing on certain issues. In March 2025, IDEQ provided a notice of intent to modify its original Certification. In light of this notice from IDEQ, the scheduling order for the contested case proceeding has been vacated, and a new hearing date has not yet been set.
●	IDEQ issued a Clean Air Act Permit to Construct (“PTC”) in 2022 that was followed by certain state administrative challenges. In the second quarter of 2024, the Board of IDEQ issued an order remanding the PTC for a contested case hearing on certain matters. The hearing was held in October 2024 and the hearing officer issued his decision on January 7, 2025 finding in favor of IDEQ and Perpetua on all issues. The petitioners in the contested case subsequently filed an appeal to the IDEQ Board, which heard oral arguments on the appeal on April 2, 2025. The Board announced that it will issue its decision on the appeal on May 15, 2025.
●	On March 31, 2025, the IDEQ issued the final cyanidation permit approving the tailing storage facility and water quality monitoring plan. IDEQ’s review of the remaining portions of the Company’s application for a cyanidation facility permit remain pending.
●	On March 31, 2025, the Idaho Department of Lands approved the cyanidation facility permanent closure plan, reclamation plan, and associated financial assurance model estimate.
●	On January 24, 2025, the Director of the Idaho Department of Water Resources (“IDWR”) issued a final order granting the Company’s application for certain water rights to be used in connection with the Project.

Previously submitted permit applications are continuing through the administrative review process. These include applications to IDEQ for the Idaho Pollutant Discharge Elimination System discharge permits and to IDWR for stream alteration permits.

Construction Readiness Activities

The Company is advancing construction readiness activities in parallel with the permitting process. Recent updates include:

●	Hired key subject matter experts to guide overall construction readiness;
●	Executed construction manager general contractor agreement with Ames Construction, Inc. (“Ames”), while advancing constructability reviews, value engineering studies, and detailed engineering for the Burntlog Route, the Company’s proposed Project site access route, with Ames and the road design consultants;
●	Ausenco Engineering USA South Inc. (“Ausenco”) completed basic engineering work with updated capital and operating costs and commenced detailed engineering studies;
●	Continued power line detailed scoping and engineering with Idaho Power Company (“IPCo”), who has engaged Kiewit Corporation, and identified and initiated procurement of long-lead items required for power line construction;
●	Entered into an agreement with IPCo to begin procurement of long lead equipment required to increase the electrical capacity to the plant; the initial payment of $18.8 million was made following execution of the agreement; and
●	Awarded early contractor involvement contracts to Ames, Ledcor Industries Inc. and Sundt Construction, Inc. for early works planning and execution plan development.

Department of Defense Funding

In December 2022, the Company was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of available funding under the TIA to $59.2 million. The funding objective of the TIA, issued by the Air Force Research Laboratory, is to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. The DPA funding allows the Company to advance the construction readiness of the Stibnite Gold Project while the Company continues through the ongoing permitting process, led by the USFS. Under the funding agreement, Perpetua Resources may request reimbursement for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project. The DPA funding does not interrupt the completed and ongoing permitting process. The TIA contains customary terms and conditions for technology investment agreements, including ongoing reporting obligations. Perpetua Resources is evaluating other U.S. government funding opportunities, including programs available through the DOD. During the three months ended March 31, 2025, $6.1 million was recognized as grant income related to the TIA. The Company anticipates recognizing the remaining funds of approximately $3.9 million as reimbursement for expenses expected to be incurred through June 16, 2025. During the three months ended March 31, 2025, the Company was reimbursed $6.2 million for certain costs incurred.

On August 18, 2023, the Company was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction authority of the DOD through the DOD Ordnance Technology Consortium (“DOTC”). The OTIA will build on research conducted under a previously announced Small Business Innovation Research Grant. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project site. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus, fixed-fee basis over the 24-month period of performance. As of March 31, 2025, the current estimated amount of available funding was $15.5 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. During the three months ended March 31, 2025, $281,739 was recognized as grant income related to the OTIA. The Company anticipates recognizing approximately $1.9 million of additional grant income during the second quarter of 2025. During the three months ended March 31, 2025, the Company was reimbursed $95,381 for certain costs incurred and received a 12% fee of $11,446.

Liquidity

The Company’s latest liquidity forecast indicates that available cash resources for expenses not eligible for reimbursement under the DPA funding are expected to be exhausted in the third quarter of 2025. The Company expects to incur other costs in the foreseeable future that are not eligible for DPA funding reimbursement and may incur unanticipated increases to costs as a result of inflation, increased fuel or labor costs or other factors. Furthermore, only approximately $3.9 million remained available for reimbursement under the TIA as of March 31, 2025, and costs must be incurred on or before June 16, 2025 to be eligible for reimbursement. Once such funding is exhausted or has expired, the Company will need to seek new funding sources for expenses currently reimbursed through the DPA funding. The Company continues to explore various funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; and/or other financing or strategic opportunities. In particular, the Company has engaged RBC Capital Markets and Endeavour Financial to assist with the evaluation of potential strategic and financing opportunities and to support the Company’s application process in connection with the U.S. EXIM $1.8 billion Letter of Interest received in April 2024. Any such financing or strategic transaction, or any funding commitment from U.S. EXIM, will be subject to due diligence, the negotiation of funding terms and other conditions, and there can be no assurance of the amount, timing or nature of any such financing or strategic transaction, if any, and any such financing or strategic transaction may not be consummated at all. Additionally, the potential costs of obtaining such financing or any strategic transaction can be significant and may put additional strains on our cash flows. Absent additional financing, the Company would no longer be able to meet its ongoing obligations or advance construction readiness activities. See “—Liquidity and Capital Resources” for more information.

The forward‐looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” section.

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

	For the three months ended March 31,
	2025	2024
EXPENSES
Corporate salaries and benefits	$689,185	$466,747
Depreciation	30,933	26,361
Directors’ fees	247,582	262,633
Exploration	13,094,429	6,572,460
Environmental liability expense	—	153,429
General and administration	140,540	141,784
Professional fees	593,664	377,379
Shareholder and regulatory	163,171	124,542
OPERATING LOSS	14,959,504	8,125,335

OTHER EXPENSES (INCOME)
Grant income	(6,383,390)	(5,169,738)
Interest income	(377,966)	(16,537)
Other expenses	6,455	5,465
Total other expenses (income)	(6,754,901)	(5,180,810)

NET LOSS	$8,204,603	$2,944,525

Net Loss

Net loss for the three months ended March 31, 2025 was $8.2 million compared with a net loss of $2.9 million for the three months ended March 31, 2024. This $5.3 million increase compared to the prior year period was primarily attributable to an increase of $6.5 million in exploration expense, partially offset by a $1.2 million increase in grant income.

Corporate Salaries and Benefits

This expense relates to salaries and benefits of the employees not directly involved in the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Salaries and benefits expense for the three months ended March 31, 2025 was $0.7 million or $0.2 million (48%) higher than the 2024 comparative period primarily due to higher short term incentive payments approved by the Board of Directors to recognize milestones achieved.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units). Directors' fees for the three months ended March 31, 2025 was $0.2 million which was in line with the 2024 comparative period.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations, engineering, permitting, environmental, legal and sustainability costs. Exploration expenses during the three months ended March 31, 2025 was $13.1 million or $6.5 million (99%) higher than the 2024 comparative period primarily due to a $2.5 million increase in engineering cost, a $1.5 million increase in permitting and a $1.2 million increase in consulting and labor cost as the Company advanced permits and construction readiness activities. See additional details in the table below:

	For the three months ended
	March 31,
	2025	2024
Consulting and labor cost	$2,896,023	$1,709,468
Engineering	5,341,276	2,840,799
Environmental and reclamation	177,180	101,419
Field operations and drilling support	1,383,739	417,373
Legal and sustainability	504,970	258,146
Permitting	2,791,241	1,245,255
TOTAL EXPLORATION	$13,094,429	$6,572,460

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Environmental liability expenses for the three months ended March 31, 2025 was $nil or $0.2 million (100%) lower than the 2024 comparative period due to the Company’s determination in late 2024 that it had completed all Phase 1 response actions required by the ASAOC. The Company has filed necessary reports with the U.S. EPA and USDA with respect to such completion, and no further costs are accrued for this Phase 1 liability as of March 31, 2025.

General and Administrative

This expense is predominantly related to the cost of insurance policies for the U.S. offices. General and administrative expenses for the three months ended March 31, 2025 was $0.1 million which was in line with the 2024 comparative period.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. Professional fees for the three months ended March 31, 2025 was $0.6 million or $0.2 million (57%) higher than the 2024 comparative period primarily due to an increase in legal fees.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. Shareholder and regulatory expenses for the three months ended March 31, 2025 was $0.2 million which was in line with the 2024 comparative period.

Grant Income

This income results from funding grants awarded to the Company from the DOD to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income for the three months ended March 31, 2025 was $6.4 million or $1.2 million (23%) higher than the 2024 comparable period due to the ramp up in reimbursable construction readiness activities as noted in the exploration section above.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income for the three months ended March 31, 2025 was $0.4 million or $0.4 million higher compared to the 2024 comparative period as a result of higher average cash balances in 2025 compared to 2024.

Liquidity and Capital Resources

Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of March 31, 2025, Perpetua Resources had cash and cash equivalents totaling approximately $19.1 million, approximately $2.7 million in receivables, principally from DOD grants, $0.7 million in prepaids, $18.8 million in deposits primarily from the Idaho Power deposit on long lead equipment paid in February 2025, and $5.9 million in trade and other payables.

ATM Offering

On May 12, 2023, the Corporation entered into the Sales Agreement providing for the sale by the Corporation, from time to time, of the Corporation’s common shares having an aggregate gross offering price of up to $20.0 million (the “ATM Offering”). During the three months ended March 31, 2025, the Company did not sell any shares under the ATM Offering (March 31, 2024: nil). As of March 31, 2025, $6.2 million remained available under the program.

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

DOD Funding

In December 2022, the Company was awarded an undefinitized TIA of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million and, on May 2, 2024, the TIA was modified to provide for an additional $34.4 million in funding, bringing the total amount of funding available under the TIA to $59.2 million. Under the TIA, Perpetua Resources may request reimbursement for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing Perpetua’s construction readiness and permitting process for the Stibnite Gold Project, which includes reimbursement of employee wages for activities included in the scope of the TIA. During the three months ended March 31, 2025, $6.1 million was recognized as grant income related to the TIA and the Company was reimbursed $6.2 million for certain costs incurred under the TIA. As of March 31, 2025, $3.9 million of additional funding remained available under the TIA, which the Company expects to be incurred through June 16, 2025 and reimbursed.

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

Although the Company’s current capital resources and liquidity include up to $3.9 million in remaining funding under the modified TIA as of March 31, 2025, such funding is available only for the specified costs described above incurred by June 16, 2025. Although we expect the DPA funding to support the Company’s permitting and construction readiness activities in the second quarter of 2025, we do not expect the Company will have sufficient assets to discharge its liabilities as they become due for at least 12 months from the date hereof.

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

Excluding the impacts of a construction decision in 2025, our anticipated expenditures for fiscal year 2025 are approximately $67.5 million, of which approximately $10.0 million are expected to be funded from the reimbursements under the TIA and the remainder from cash on hand and other sources. These expenditures include an estimated $12.9 million to fund permitting of the Stibnite Gold Project, $16.1 million for general corporate purposes, project financing and administrative costs, $29.3 million for detailed engineering, design work and down payments on long lead time equipment (including the initial payment of $18.8 million made to IPCo during the period ending March 31, 2025), and $9.2 million for field operations , environmental monitoring and reporting. These costs are subject to change due to cost over-runs, delays or other unbudgeted events, such as effects of inflation, elevated interest rates and the potential impact of tariffs on U.S. trading partners. Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $2,215 million as of the fourth quarter of 2024 according to the 2024 Financial Update , and to fund reclamation financial assurance and other costs. We anticipate making a construction decision for the Project in 2025. As such, our capital expenditures for 2025 may increase significantly to reflect the commencement of construction. Any such expenditures would be subject to the timing and nature of project financing or any strategic transaction that may be executed in 2025.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates subsequent to December 31, 2024. For a discussion of the Company’s critical accounting estimates for the fiscal year ended December 31, 2024, please see our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the CWA allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Company filed an answer generally denying liability and later, the court allowed the Company to amend and file a third-party complaint against the United States Forest Service (“USFS”). The Company also filed a separate CWA citizen suit against the USFS alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government.

Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. EPA and the USDA, the Company agreed to dismiss its pending actions against the Forest Service without prejudice. On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the tribe’s CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to a South Fork Salmon Water Quality Enhancement Fund (the “Fund”) to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice will be entered after completion of Perpetua’s required payments. All required payments to date have been made timely pursuant to the terms of the Settlement Agreement. As of March 31, 2025, the current portion of the settlement was $1,000,000 with the remaining $2,000,000 classified as long-term.

Certain of the Company’s property interests in the Project site are also subject to existing judicial consent decrees entered into by third parties and various governmental entities. These consent decrees, which impose environmental liability and remediation responsibilities on third parties, apply to certain mining claims and mill sites acquired by Perpetua from those third parties. Under the consent decrees, Perpetua is required to grant access to certain Project site areas by regulatory agencies and allow remediation activities to proceed if necessary and to preserve the integrity of previous response actions. Several of the Company’s patented claims in the Hangar Flats and Yellow Pine properties are also subject to a consent decree which requires Perpetua to cooperate with the U.S. EPA and the USFS to implement appropriate response activities.

Additionally, following the USFS’ publication of the ROD and FEIS authorizing the Modified Mine Plan for the Project, claims were filed against the USFS, the USDA and other federal agencies on February 18, 2025 in the United States District Court for the District of Idaho by a number of claimants, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions and Project approvals and enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the district court on April 2, 2025. The Company believes the federal permitting process was conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the ROD, FEIS, and other Project approvals will be upheld upon judicial review.

On March 20, 2025, a putative federal class action lawsuit was filed in the United States District Court for the District of Idaho against the Company and certain of its current officers and directors, on behalf of a proposed class of purchasers of the Company's common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The claim, captioned Barnes v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between April 17, 2024 to February 13, 2025 regarding the Company's expected capital expenditures for the Stibnite Gold Project. The complaint seeks unspecified compensatory damages. The Company believes that the claim is without merit and intends to vigorously defend itself. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the three months ended March 31, 2025, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

Date: May 9, 2025	PERPETUA RESOURCES CORP.

	By:	/s/ Jonathan Cherry
	Name:	Jonathan Cherry
	Title:	President, Chief Executive Officer and Director