Form 10-Q
period 2025-06-30
PERPETUA RESOURCES CORP.
filed 2025-08-13
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39918

Perpetua Resources Corp.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-1040943 (I.R.S. Employer Identification No.)

405 S. 8th Street, Suite 201 Boise, Idaho (Address of principal executive offices)	83702 (Zip Code)

(208) 901-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	PPTA	Nasdaq

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

As of August 1, 2025, the registrant had 107,569,862 common shares outstanding.

PERPETUA RESOURCES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “forecast,” “intend,” “likely,” “plan,” “potential,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. These factors include, but are not limited to, the following:

●	the Company’s ability to successfully implement and finance the Stibnite Gold Project (the “Project” or “Stibnite Gold Project”) and the occurrence of the expected benefits from the Project, including the creation of jobs and environmental benefits and its ability to achieve the results indicated in the updated cash flow model for the Project released in February 2025 (the “Financial Update”);
●	the impact of delays in obtaining or failure to obtain required permits and other governmental approvals, the impact of legal challenges by third parties to any such permits or governmental approvals, or the ability of the Company to comply with the terms and requirements of such permits and other governmental approvals on the Company’s business, results of operations and financial condition;
●	the Company’s ability to satisfy financial assurance requirements under applicable federal and state law on acceptable terms and on anticipated timelines, if at all;
●	the Company’s ability to successfully secure financing from the Export-Import Bank of the United States (“U.S. EXIM”) or other sources on acceptable terms, or at all, including the review process and potential outcome of the Company’s U.S. EXIM financing application; the eligibility of the Project for funding under the Make More in America (“MMIA”) initiative and China and Transformational Exports Program (“CTEP”); and the expected timing of, and benefits to the Project of, securing such financing from U.S. EXIM or other sources;
●	the Company’s ability to successfully satisfy any conditions to financing sources on expected timelines, if at all;
●	the Company’s ability, in connection with efforts to satisfy financial assurance requirements applicable to the Project and to provide additional Project financing, to enter into a royalty or stream agreement on acceptable terms and on the anticipated timeline, if at all;
●	the intended environmental and other outcomes of the South Fork Salmon Water Quality Enhancement Fund (the “Fund”) related to the Nez Perce Tribe’s Clean Water Act (“CWA”) lawsuit, and the outcome of good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project;
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	the accuracy of analyses and other information based on expectations of future performance and planned work programs;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	the Company’s history of losses and expectation of future losses;
●	the Company’s limited property portfolio and potential challenges related to the Company’s title to its mineral properties;
●	timing, costs and potential success of future activities on the Company’s properties, including, but not limited to, development and operating costs in the event that a construction decision is made and the Company’s ability to achieve production at the Project if constructed;
●	potential results of exploration, development and environmental protection and remediation activities;

●	current or future litigation or environmental liability, including litigation challenging the validity of the permits and approvals issued with respect to the Project;
●	global economic, political and social conditions and financial markets, including any potential regulatory or policy changes, the imposition or increase in tariffs, changes in existing trade agreements and relations, inflationary pressures and elevated interest rates;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	our reliance on outside consultants for critical services;
●	risks related to our largest shareholder;
●	loss of key executives or the inability to hire or retain key executives or employees to support construction, permitting and operational activities;
●	high levels of competition within the mining industry;
●	equipment, labor and services required for exploration and development of the Project;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, assumptions that the U.S. Forest Service will issue a Notice to Proceed for construction of the Project in a timely manner and as expected; the remaining state permits will be reviewed, issued in a timely manner and as expected; that the Company will be able to satisfy all conditions provided in various federal and state permits that must be met to commence construction; that the U.S. EXIM application will be reviewed and approved within the expected timeframe at the amount equal to or higher than the amount indicated in the related letter of intent; that the Company will be able to satisfy the conditions to obtain a funding commitment from U.S. EXIM and to receive committed funds when needed; the ongoing royalty financing negotiations will proceed in a timely manner and result in a binding agreement on the terms anticipated; that the Company will be able to satisfy financial assurance requirements applicable under applicable federal and state law; that the Company’s proposed financing package will be sufficient to finance permitting, pre-construction and construction of the Project or that the company will be able to secure alternate financing if necessary; certain assumptions as to production rates, operating costs, recovery and metal costs; that no pending or future litigation will result in material delay to the Project schedule or a material increase to Project costs; that the current exploration, development, environmental and other objectives concerning the Project can be achieved and that the Company’s other corporate activities will proceed as expected; that all requisite information will be available in a timely manner; that the current price and demand for gold, antimony and other metals will be sustained or will improve; that general business and economic conditions will not change in a materially adverse manner and that all necessary governmental approvals for the planned exploration, development and environmental protection activities on the Project will be obtained in a timely manner and on acceptable terms, and that the Company or such agencies will be able to successfully defend against any challenges to such governmental approvals; and that the continuity of economic and political conditions and operations of the Company will be sustained.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$425,374,589	$44,104,825
Receivables (Note 7)	2,091,519	2,585,309
Prepaids	747,188	662,446
Deposits (Note 6)	18,755,353	—
	446,968,649	47,352,580
NON-CURRENT ASSETS
Buildings and equipment, net	1,209,506	443,080
Right-of-use assets	65,691	28,289
Environmental reclamation bond	3,000,000	3,000,000
Mineral properties and interest (Note 3)	66,786,048	66,786,048
TOTAL ASSETS	$518,029,894	$117,609,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$5,220,179	$5,722,979
Lease liabilities	65,691	28,288
CWA settlement payable (Note 6)	1,000,000	1,000,000
	6,285,870	6,751,267
NON-CURRENT LIABILITIES
CWA settlement payable (Note 6)	2,000,000	2,000,000
TOTAL LIABILITIES	8,285,870	8,751,267

COMMITMENT AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY (Note 4)
Common shares, without par value, unlimited shares authorized, 103,872,262 and 70,266,550 shares outstanding, respectively	1,089,215,016	668,664,443
Additional capital	29,940,905	35,375,252
Accumulated deficit	(609,411,897)	(595,180,965)
TOTAL SHAREHOLDERS’ EQUITY	509,744,024	108,858,730

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$518,029,894	$117,609,997

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
EXPENSES
Corporate salaries and benefits	$(3,307)	$579,431	$685,878	$1,046,178
Depreciation	32,257	31,392	63,190	57,753
Directors’ fees	54,345	54,449	301,927	317,082
Exploration	10,965,537	10,509,124	24,059,966	17,081,584
Environmental liability expense	—	414,197	—	567,626
General and administration	141,247	121,353	281,787	263,137
Professional fees	368,472	340,449	962,136	717,828
Shareholder and regulatory	184,231	139,323	347,402	263,865
OPERATING LOSS	11,742,782	12,189,718	26,702,286	20,315,053

OTHER (INCOME) EXPENSES
Grant income (Note 7)	(4,921,179)	(8,475,643)	(11,304,569)	(13,645,381)
Interest income	(764,024)	(42,821)	(1,141,990)	(59,358)
Other (income) expenses	(31,250)	2,461	(24,795)	7,926
Total other (income) expenses	(5,716,453)	(8,516,003)	(12,471,354)	(13,696,813)

NET LOSS	$6,026,329	$3,673,715	$14,230,932	$6,618,240

NET LOSS PER SHARE, BASIC AND DILUTED	$0.08	$0.06	$0.19	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	76,471,846	64,514,387	73,563,685	64,317,594

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Common Shares		Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2023	64,123,456	$618,581,910	$34,413,562	$(580,697,964)	$72,297,508
Share-based compensation	—	—	1,008,077	—	1,008,077
Share units distributed	228,422	846,107	(846,107)	—	—
Net loss for the period	—	—	—	(2,944,525)	(2,944,525)
BALANCE, March 31, 2024	64,351,878	619,428,017	34,575,532	(583,642,489)	70,361,060
Share-based compensation	—	—	950,158	—	950,158
Share units distributed	13,333	54,932	(54,932)	—	—
Exercise of share purchase options	228,341	1,539,900	(553,873)	—	986,027
Net loss for the period	—	—	—	(3,673,715)	(3,673,715)
BALANCE, June 30, 2024	64,593,552	$621,022,849	$34,916,885	$(587,316,204)	$68,623,530

BALANCE, December 31, 2024	70,266,550	$668,664,443	$35,375,252	$(595,180,965)	$108,858,730
Share-based compensation	—	—	1,215,828	—	1,215,828
Share units distributed	921,294	4,905,939	(4,905,939)	—	—
Exercise of options	98,000	1,062,214	(381,572)	—	680,642
Net loss for the period	—	—	—	(8,204,603)	(8,204,603)
BALANCE, March 31, 2025	71,285,844	674,632,596	31,303,569	(603,385,568)	102,550,597
Shares sold through offerings	32,197,757	425,010,392	—	—	425,010,392
Share issuance costs	—	(13,901,456)	—	—	(13,901,456)
Share-based compensation	—	—	475,557	—	475,557
Shares units distributed	195,661	922,276	(922,276)	—	—
Exercise of options	193,000	2,551,208	(915,945)	—	1,635,263
Net loss for the period	—	—	—	(6,026,329)	(6,026,329)
BALANCE, June 30, 2025	103,872,262	$1,089,215,016	$29,940,905	$(609,411,897)	$509,744,024

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(14,230,932)	$(6,618,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation (Note 4)	1,691,385	1,958,235
Depreciation	63,190	57,753
Environmental liability expense	—	567,626
Unrealized foreign exchange (gain) loss	(7,002)	3,089
Gain on sale of equipment	—	(13,333)
Changes in:
Receivables	493,790	(4,427,984)
Prepaids	(84,742)	(311,440)
Deposits	(18,755,353)	—
Trade and other payables	(1,398,740)	(670,905)
CWA settlement payable	—	(500,000)
Environmental reclamation liabilities	—	(545,261)
Net cash used in operating activities	(32,228,404)	(10,500,460)

INVESTING ACTIVITIES:
Proceeds from sale of silver royalty	—	8,335,115
Purchase of building and equipment	(829,616)	(176,270)
Proceeds from sale of equipment	—	12,000
Net cash (used in) provided by investing activities	(829,616)	8,170,845

FINANCING ACTIVITIES:
Proceeds from sale of common shares	425,010,392	—
Payment of share issue costs	(13,005,516)	—
Proceeds from exercise of share purchase options (Note 6)	2,315,905	986,027
Net cash provided by financing activities	414,320,781	986,027

Effect of foreign exchange on cash and cash equivalents	7,003	(3,089)

Net increase (decrease) in cash and cash equivalents	381,269,764	(1,346,677)
Cash and cash equivalents, beginning of period	44,104,825	3,229,462
Cash and cash equivalents, end of period	$425,374,589	$1,882,785

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of operating lease liability and right-of-use asset	68,247	65,972
Recognition of share issuance costs in trade and other payables	895,941	—

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations and Basis of Presentation

Perpetua Resources Corp. (the “Corporation”, and, together with its Subsidiaries, the “Company”, “Perpetua Resources” or “Perpetua”) was incorporated on February 22, 2011 under the Business Corporation Act of British Columbia. The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project (“Stibnite Gold Project” or the “Project”). The Company currently operates in one segment, which is mineral exploration in the United States.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. Operating results for the six months ended June 30, 2025 may not be indicative of results expected for the full year ending December 31, 2025. Management estimates that the Company’s 2025 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the six months ended June 30, 2025.

As of June 30, 2025, Perpetua Resources had cash and cash equivalents totaling approximately $425.4 million, approximately $2.1 million in receivables, $0.7 million in prepaids, $18.8 million in deposits primarily from the Idaho Power deposit on long lead equipment paid in February 2025, and $5.2 million in trade and other payables. As noted in Note 9, an additional $46.8 million in net cash proceeds was received in July 2025 from the sale of common shares pursuant to the exercise of the option granted to the underwriters in connection with the equity offering described in Note 4b under the heading “2025 Offering”.

The Company’s latest liquidity forecast indicates that available cash resources are sufficient to satisfy the Company’s anticipated expenses until the project is full sanction construction-ready, expected in the spring of 2026, and the full Project financing package is formalized. Perpetua expects to generate future profitable operations through the development of the Stibnite Gold Project, which it intends to finance through a comprehensive Project financing package. This financing package is expected to include project financing from U.S. EXIM or other sources, proceeds of the Company’s recent equity offering, and a royalty or streaming arrangement that remains under negotiation. On May 23, 2025, the Company submitted its formal application to U.S. EXIM for potential debt financing of up to $2.0 billion. U.S. EXIM has commenced the due diligence process to determine if a final commitment may be issued. Any final commitment will be dependent on meeting U.S. EXIM’s underwriting criteria, authorization process, finalization and satisfaction of terms and conditions. The amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control.

We believe our Project financing plans will be successful, although there can be no assurance that the Company will successfully complete all of its contemplated plans because these plans are not entirely within our control as of the date hereof.  As such, Perpetua continues to explore various strategic and funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; royalty or streaming arrangements; and/or other financing or strategic opportunities. The future receipt of potential funding from these and/or other means cannot be considered certain at this time and, therefore, substantial doubt remains regarding the Company’s ability to successfully complete all of its contemplated plans for a period of one year after the date that these unaudited condensed consolidated financial statements are issued, which could require the Company to delay or defer certain planned activities until such financing is secured.

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

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and vesting and distribution of awarded share units, if dilutive. The Company’s potential dilutive common shares include outstanding share purchase options, restricted share units (“RSUs”), performance share units (“PSUs”), and deferred share units (“DSUs”). Potentially dilutive shares as of June 30, 2025 and 2024, are as follows:

	June 30,
	2025	2024
Share purchase options	393,500	1,086,534
Share units (RSU, PSU, DSU)	1,649,616	2,258,428
Balance	2,043,116	3,344,962

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

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $66,786,048 and $66,786,048 as of June 30, 2025 and December 31, 2024, respectively.

The Company’s subsidiaries acquired mineral rights to the Stibnite Gold Project through several transactions. All mineral and surface rights, where applicable, are held by the Company’s subsidiaries through patented and unpatented lode mining claims and mill sites, except the Cinnabar option claims which are held under an option to purchase. All of the Stibnite Gold Project is subject to a 1.7% Net Smelter Return (“NSR”) royalty upon the sale of project-related gold production.

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

As of June 30, 2025, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States SEC Regulation S-K 1300. Accordingly, development costs related to such reserves will not be capitalized unless they are incurred after such determination. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.

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

Equity Program: On May 12, 2023, the Corporation entered into the Sales Agreement providing for the sale by the Corporation, from time to time, of its common shares having an aggregate gross offering price of up to $20.0 million. During the three and six months ended June 30, 2025, the Corporation did not sell any shares under the program (June 30, 2024: nil). As of June 30, 2025, $6.2 million remained available under the program.

2025 Offering: On June 11, 2025, the Corporation entered into an underwriting agreement providing for the sale by the Corporation of 22,728,000 shares of its common shares to the underwriters at a price of $13.20 per share. On June 12, 2025, the Corporation entered into an amended and restated underwriting agreement (such underwriting agreement, as amended and restated, the “Underwriting Agreement”) in order to increase the number of common shares issued and sold in the offering to an aggregate of 24,622,000 shares at a price of $13.20 per share. In connection with this offering, the Corporation entered into an agreement with Paulson & Co. Inc. (“Paulson”) to purchase 7,575,757 common shares in a concurrent private placement at the same offering price of $13.20 per share. Paulson holds in the aggregate 30.1% ownership of the Corporation’s common shares as of June 30, 2025 and is considered a related party. Aggregate proceeds received from these sales were approximately $411.1 million, which is net of offering costs of approximately $13.9 million. Pursuant to the Underwriting Agreement, the Corporation granted the underwriters an option to purchase up to an additional 3,693,300 shares within 30 days of the offering, which the underwriters exercised subsequent to quarter end on July 10, 2025. The sale of the option shares closed on July 14, 2025. Proceeds received from the sale of common shares pursuant to the option were approximately $46.8 million, which is net of offering costs of approximately $2.0 million.

c.	Share-based compensation

Share-based compensation was recognized in the unaudited condensed consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Exploration	$582,321	$500,819	$1,124,958	$947,929
Corporate salaries and benefits	(154,228)	394,890	278,344	693,224
Directors’ fees	47,464	54,449	288,083	317,082
Total	$475,557	$950,158	$1,691,385	$1,958,235

Share purchase options

The following table summarizes activity for share purchase option activity awarded under the Omnibus Equity Incentive Plan (the “Plan”) that vest over the required service period of the participant:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2023	1,665,750	$9.54
Options exercised	(619,375)	8.04
Options expired	(350,875)	9.52
Balance December 31, 2024	695,500	$10.88
Options exercised	(291,000)	11.01
Options expired	(11,000)	6.20
Balance June 30, 2025	393,500	$10.92

The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the government security rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company. No options were granted during the six months ended June 30, 2025 and June 30, 2024.

During the three and six months ended June 30, 2025, the Company’s total share-based compensation from options was nil (June 30, 2024: nil) and $nil (June 30, 2024: nil), respectively.

As of June 30, 2025, share purchase options outstanding and exercisable were 393,500 and 303,500, respectively, have a weighted average exercise price of C$10.92 and C$11.45, respectively, and have a remaining weighted average life of 0.61 years and 0.58 years, respectively. As of June 30, 2025, all unvested options are expected to vest and there is no unvested compensation.

As of June 30, 2025, the intrinsic value of outstanding and exercisable share purchase options is approximately $1.6 million and $1.1 million, respectively. During the three and six months ended June 30, 2025, the intrinsic value of share purchase options exercised was $1,111,889 (June 30, 2024: $441,143) and $1,608,696 (June 30, 2024: $441,143), respectively.

Restricted Share Units

The following table summarizes activity for RSUs awarded under the Plan that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2023	601,640	$3.64
Granted	521,128	3.10
Distributed (vested)	(248,755)	3.76
Cancelled	(2,285)	3.72
Unvested, December 31, 2024	871,728	$3.28
Granted	248,777	8.35
Distributed (vested)	(459,091)	3.39
Cancelled	(83,830)	4.36
Unvested, June 30, 2025	577,584	$5.22

During the six months ended June 30, 2025, the Company awarded 248,777 RSUs (June 30, 2024: 515,128 RSUs) with a weighted average grant date fair value of $8.35 per RSU (June 30, 2024: $3.02) or approximately $2.1 million in total (June 30, 2024: $1.6 million). During the six months ended June 30, 2025, the fair value of RSU awards distributed was approximately $4.7 million (June 30, 2024: $1.1 million).

During the three and six months ended June 30, 2025, the Company recognized $312,991 (June 30, 2024: $363,142) and $687,302 (June 30, 2024: $691,941), respectively, in compensation expense related to RSUs and expects to record an additional $1.9 million in compensation expense over the next 1.61 years.

The unvested units as of June 30, 2025 are expected to vest as follows:

Remainder of 2025	7,000
2026	290,867
2027	203,790
2028	75,927
Total	577,584

Pursuant to the terms of the Plan, unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met, termination by the Company without cause and upon death or disability.

Performance Share Units

The following table summarizes activity for PSUs and market-based performance share units (“MPSUs”) awarded under the Plan that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2023	546,583	$6.35
Granted	515,502	4.81
Distributed	(1,395)	4.79
Cancelled	(3,247)	4.92
Unvested, December 31, 2024	1,057,443	$5.61
Granted	176,481	12.53
Added by performance factor on 2022 MPSUs	246,318	6.99
Distributed	(627,081)	6.64
Cancelled	(123,226)	6.25
Unvested, June 30, 2025	729,935	$6.75

During the three and six months ended June 30, 2025, the Company recognized $115,102 (June 30, 2024: $532,567) and $716,000 (June 30, 2024: $913,206), respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $2.8 million in compensation expense over the next 2.18 years. During the three and six months ended June 30, 2025, the fair value of PSU awards distributed was approximately $1.6 million (June 30, 2024: $nil) and $5.8 million (June 30, 2024: $nil), respectively.

The unvested units as of June 30, 2025 are expected to vest as follows:

Remainder of 2025	116,000
2026	175,570
2027	278,863
2028	159,502
Total	729,935

Pursuant to the terms of the Plan, unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met, termination by the Company without cause and upon death or disability.

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

During the six months ended June 30, 2025, the Company awarded nil PSUs (2024: 120,000 PSUs) that had a weighted average grant date fair value of $nil (2024: $3.95),or $nil (2024: $474,000) in total.

Market-based PSUs: During the six months ended June 30, 2025 and 2024, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three-year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the six months ended June 30, 2025, the Company awarded 176,481 MPSUs (2024: 389,502 MPSUs) that had a weighted grant date fair value of $12.53 (2024: $5.00) per MPSU or approximately $2.2 million (2024: $1.9 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

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

Deferred Share Units

The following table summarizes activity for DSUs awarded under the Plan that vest on the date of grant and settle upon the participant’s separation from service:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2023	226,574	$3.68
Granted	115,107	4.01
Outstanding, December 31, 2024	341,681	$3.79
Granted	31,199	9.23
Distributed	(30,783)	3.46
Outstanding, June 30, 2025	342,097	$4.32

Under the Plan, the Company may issue DSUs to non-employee directors. During the three and six months ended June 30, 2025, 3,626 (June 30, 2024: 10,471) and 31,199 (June 30, 2024: 104,183) share units, respectively, with a fair value of $47,464 (June 30, 2024: $54,449) and $288,083 (June 30, 2024: $353,087) were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the consolidated statements of operations.

5.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an Administrative Settlement Agreement and Order on Consent (“ASAOC”). The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. During the six months ended June 30, 2025, the Company did not perform any work on early action items (June 30, 2024: $0.5 million). As of June 30, 2025, no further costs were accrued associated with this liability. Movements in the environmental reclamation liability during the six months ended June 30, 2025 and 2024 are as follows:

	Six months ended June 30,
	2025	2024
Balance at beginning of period	$—	$764,607
Additions	—	567,626
Work performed on early action items	—	(545,261)
Balance at end of period	$—	$786,972

Current portion	$—	$786,972
Non-current portion	—	—
Balance at end of period	$—	$786,972

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

The deposit with IPCo is updated each reporting period to reflect payments made to IPCo and costs incurred by IPCo. Costs incurred are currently charged to exploration in the consolidated statements of operations in accordance with the Company’s accounting policies. Movements in the deposit during the six months ended June 30, 2025 and 2024 are as follows:

	Six months ended June 30,
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

During the six months ended June 30, 2025, a cash payment in the amount of $100,000 was paid upon receipt of the ROD (June 30, 2024: nil). Future cash payments range from $0.1 million (upon receipt of all permits for construction) to $1.0 million (upon commencement of final reclamation phase) and issuance of 150,000 common shares of the Company (upon receipt of all permits for construction). As of July 31, 2025, the $100,000 payment due upon receipt of all permits to commence construction and the $250,000 due upon commencement of construction have been satisfied. During commercial production, the Company will make payments to the Stibnite Foundation equal to 1% of Total Comprehensive Income less debt repayments, or a minimum of $0.5 million each year.

The Stibnite Foundation will support projects that benefit the communities surrounding the Stibnite Gold Project and was created through the establishment of the Community Agreement between Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

d.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of June 30, 2025, the option payments due on these properties in 2025 are approximately $30,000, which will be paid this year. The agreements include options to extend.

e.	Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2025 and the date of this Quarterly Report.

f.Legal Update

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the CWA allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit against the Company in the U.S. District Court for the District of Idaho. The Company filed an answer generally denying liability and later, the court allowed the Company to amend and file a third-party complaint against the U.S. Forest Service (“USFS”). The Company also filed a separate CWA citizen suit against the Forest Service alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government. Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. Environmental Protection Agency (“U.S. EPA”) and the United States Department of Agriculture (“USDA”), the Company agreed to dismiss its pending actions against the Forest Service without prejudice.

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the Tribe’s CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5 million by Perpetua over a four-year period. This includes $4 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, a dismissal with prejudice is contemplated after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the Company anticipates that the parties will submit a stipulation for dismissal with prejudice to the District Court. The Company recognized an expense of $5 million during the second quarter of 2023. During the twelve months ended December 31, 2024, the Company paid $2,000,000 towards this settlement obligation. As of June 30, 2025, CWA settlement payable current portion is $1,000,000 with the remaining $2,000,000 classified as long-term.

The voluntary CERCLA ASAOC entered into by the Company, the U.S. EPA, and the USDA required numerous early cleanup actions (referenced as “Phase 1” in the ASAOC) relating to legacy environmental conditions left by other mining companies. The Company began the Phase 1 activities in 2022. As of June 30, 2025, the Company determined it had completed all Phase 1 response actions required by the ASAOC and filed necessary reports (called Removal Action Completion Report (“RACR”) in the ASAOC) with the U.S. EPA and USDA with respect to such completion. Pursuant to the terms of the ASAOC, the Company’s Phase 1 work will not be considered complete until U.S. EPA and USDA have approved the RACR submitted by the Company. As of June 30, 2025, the RACR remains under review by the federal agencies and no further costs were accrued associated with this Phase 1 liability. During the six months ended June 30, 2025, the Company spent $nil on Phase 1 activities (June 30, 2024: $0.5 million). The ASAOC includes a process under which the Company and the signatory federal agencies will evaluate whether the Company will proceed with additional response actions after federal agencies confirm that the Phase 1 work has been completed in accordance with the ASAOC requirements. The scope of any such potential additional actions following the completion of Phase 1 and their costs have not yet been determined.

Following the USFS’ publication of the ROD and FEIS authorizing the mine plan for the Project, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies on February 18, 2025 by a number of claimants, including Save the South Fork Salmon and the Idaho Conservation League, alleging violations of NEPA and other federal laws in the regulatory review process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions (as defined herein), and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion with the court to intervene in this lawsuit, which was granted by the district court on April 2, 2025. The district court subsequently entered a scheduling order requiring various procedural and dispositive matters, including any motions for summary judgment, to be filed and briefed before December 2025. This scheduling order, however, is subject to change by the court. The Company believes the federal regulatory process was conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the permits and Project approvals will be upheld upon judicial review.

The Idaho Board of Environmental Quality (“IBEQ”) on May 27, 2025 released its final order rejecting certain petitioners’ appeal from the hearing officer’s decision in favor of the company and the Idaho Department of Environmental Quality (“IDEQ”) with respect to the air permit to construct (“PTC”) issued to the Company by IDEQ. In May 2025, the petitioners filed a motion for reconsideration asking the IBEQ to reverse its previous decision (issued in May 2024) approving the air compliance boundaries set by IDEQ in the PTC.  Under applicable Idaho law, the reconsideration motion could not be filed until after the IBEQ released its final order with respect to the PTC.  On June 27, 2025, the IBEQ issued its decision rejecting the reconsideration motion. In July 2025, the same petitioners filed a petition for judicial review in Idaho state court challenging the decisions of the IDEQ to issue the PTC and of the IBEQ in upholding the permit. The Company believes that the IDEQ and IBEQ properly followed Idaho law in issuing the PTC. However, there can be no assurance that the PTC will be upheld upon judicial review.

On March 20, 2025, a putative federal class action lawsuit was filed in the United States District Court for the District of Idaho against the Company and certain of its current officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The claim, captioned Barnes et al. v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements during the period from April 17, 2024 to February 13, 2025 regarding the Company’s expected capital expenditures for the Stibnite Gold Project. The complaint seeks unspecified compensatory damages. The district court has issued a scheduling order in this case requiring various procedural and substantive motions to be filed by the parties prior to the end of 2025.  These deadlines can be modified by the court. The Company believes that the claim is without merit and intends to vigorously defend itself. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

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

During the three and six months ended June 30, 2025 and 2024, grant income included the following:

	Three months ended June 30,		Six months ended June 30,
Government Grant	2025	2024	2025	2024
DPA	$3,902,209	$8,440,373	$10,003,859	$11,049,634
DOTC	1,018,970	35,270	1,300,710	2,595,747
Total	$4,921,179	$8,475,643	$11,304,569	$13,645,381

As of June 30, 2025 and December 31, 2024, grant receivable, which is included in receivables on the consolidated balance sheets, include the following:

	June 30,	December 31,
	2025	2024
DPA	$592,242	$2,382,594
DOTC	1,018,970	106,827
Total	$1,611,212	$2,489,421

Information regarding each individual grant is as follows:

DPA Grant: On December 16, 2022, the Company entered into an undefinitized Technology Investment Agreement (“TIA”) with the DOD - Air Force Research Laboratory for an award of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOD, establishing the full not-to-exceed amount of $24.8 million. On May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant were used primarily to reimburse the Company for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. During the three and six months ended June 30, 2025, the Company received cash from this grant of $5,606,202 (2024: $1,793,364) and $11,794,212 (2024: $4,750,495), respectively, for reimbursement of certain costs incurred. The TIA expired on June 16, 2025 and no additional funds are available under the program, other than the receivable.

DOD Ordnance Technology Consortium (“DOTC”) Grant: On August 18, 2023, the Company was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction Authority of the DOD through the DOTC. On May 28, 2025, the Company was awarded up to $6.9 million in additional funding by the DOTC under the OTIA. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOD to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $22.4 million, which is subject to adjustment by the DOD based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. During the three and six months ended June 30, 2025, the Company received cash from this grant of $281,739 (June 30, 2024: $976,352) and $388,566(June 30, 2024: $4,466,493), respectively, for reimbursement of certain costs incurred of $251,553 (June 30, 2024: $871,743) and $346,934 (June 30, 2024: 3,987,940) and 12% fee income of $30,186 (June 30, 2024: $104,609) and $41,632 (June 30, 2024: 478,553), respectively. During the three and six months ended June 30, 2025, grant income includes $109,176 (June 30, 2024: $3,779) and $139,362 (June 30, 2024: $278,116), respectively, of 12% fee income earned on costs incurred.

8.Segment Reporting

Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the Chief Operating Decision Maker (the “CODM”), who is our Chief Executive Officer (“CEO”), for the purpose of allocating an enterprise’s resources and assessing its operating performance. The Company has determined that it operates as a single reportable segment, focused on the exploration of its mineral interests in the state of Idaho, United States. This determination is based on the financial information reviewed by the CODM, which is assessed at a consolidated level.

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

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Consulting and labor cost	$2,432,689	$1,936,993	$5,328,712	$3,646,461
Engineering	4,456,112	5,405,689	9,797,388	8,246,488
Environmental and reclamation	103,837	68,904	281,017	170,323
Field operations and drilling support	1,498,894	937,863	2,882,633	1,355,236
Legal and sustainability	420,411	327,848	925,381	585,994
Permitting	2,053,594	1,831,827	4,844,835	3,077,082
TOTAL EXPLORATION	$10,965,537	$10,509,124	$24,059,966	$17,081,584

9.Subsequent Event

As discussed in Note 4b, in connection with the June 2025 equity offering and pursuant to the related Underwriting Agreement, the Corporation granted to the underwriters an option to purchase an additional 3,693,300 common shares within 30 days of the closing of such offering. On June 10, 2025, the underwriters exercised their option in full, and the closing of the issuance and sale of the option shares occurred on July 14, 2025.The option shares were sold at the original offering price of $13.20 per share. Proceeds received from this sale were approximately $46.8 million, which is net of offering costs of approximately $2.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 and 2024 with our unaudited condensed consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Perpetua Resources (formerly Midas Gold Corp.) was incorporated on February 22, 2011 under the Business Corporations Act (British Columbia) (the “BCBCA”). The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project. The Corporation currently operates in one segment: mineral exploration in the United States. The registered and records office of Perpetua Resources is located at Suite 2501-550 Burrard St, Vancouver, BC, V6C 2B5, Canada and the corporate head office is located at Suite 201-405 S 8th St, Boise, ID 83702, USA.

2025 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country and restore an abandoned brownfield site. Perpetua Resources’ focus for 2025 is on the following:

●	Finalize remaining permits for the Project to support early works construction expected to start in the fall of 2025;
●	Advance remaining funding under the comprehensive project financing plan described in “Financing Update” below; and
●	Advance detailed engineering, long lead procurement, and execution planning to be full sanction construction-ready in the spring of 2026.

Second Quarter 2025 Key Highlights

●	Zero lost time incidents or reportable environmental spills.
●	U.S. Army Corps of Engineers (“USACE” or the “Army Corps”) issued the Section 404 permit for the Project.
●	Submitted formal application to U.S. EXIM for potential Project debt financing of up to $2.0 billion.
●	Closed $425 million in gross proceeds from equity financing and subsequently additional gross proceeds of $49 million upon full exercise of an underwriter option, for total aggregate gross proceeds of approximately $474 million.
●	Announced plan for comprehensive project financing plan for the Project.
●	Published 2024 Sustainability Report, the Company’s twelfth annual sustainability report.
●	The IBEQ issued a final order rejecting challenges by certain petitioners to the air permit to construct (“PTC”) issued by the IDEQ for the Project and upholding the permit in all respects.

Financing Update

In connection with the Company’s $425 million equity offering in June 2025, the Company announced a comprehensive plan to finance construction of the Project which primarily includes the following elements:

●	Equity – $459 million in aggregate net proceeds received upon closing of a registered equity offering and concurrent private placement in June 2025 and exercise of the related option in July; proceeds of the offering are expected to be used to fund early construction costs and long lead items as part of the equity requirements for the U.S. EXIM debt finance application submitted in May 2025, with any additional funds intended to support exploration activities, working capital and general corporate purposes;
●	U.S. EXIM Debt – Up to $2.0 billion project finance debt facility from U.S. EXIM; the Company’s formal application was submitted in May 2025 and due diligence is ongoing; subject to successful diligence and negotiation, the Company anticipates closing the debt financing in 2026;

●	Royalty or Streaming Agreement – The Company is targeting net proceeds of $200 million to $250 million in exchange for either a gold NSR royalty not to exceed 3.9% or a gold stream; negotiations are in advanced stages and the proposed royalty or stream and financial assurance arrangement (referenced below) is expected to be formalized in summer 2025; and
●	Financial Assurance Guarantee – The potential gold royalty or streaming agreement referenced in the preceding bullet is expected to include a guarantee and indemnification by the counterparty of substantially all of the Company’s obligations to providers of reclamation bonds or other financial instruments required to satisfy the Company’s obligations to provide construction-phase financial assurance under various federal and state regulatory approvals. The financial assurance that is the subject of the negotiations with the royalty or streaming company is expected to be approximately $155 million of the approximately $160 million in total construction-phase financial assurance that is anticipated to be required under the regulatory approvals for the Project.

See additional details in the “Liquidity and Capital Resources” section below. The U.S. EXIM debt financing, royalty or streaming agreement and financial assurance are subject to ongoing due diligence and negotiations. There is no assurance that these agreements will be entered into on the terms, for the amounts or on the timelines anticipated, if at all. See “Item 1A – Risk Factors.”

Construction Readiness and Early Works Activities

The Company is advancing construction readiness activities in parallel with the permitting process. Recent updates include:

●	Hired key subject matter experts to guide overall construction readiness;
●	Ausenco Engineering USA South Inc. (“Ausenco”) completed basic engineering work with updated capital and operating costs and commenced detailed engineering studies;
●	Continued power line detailed scoping and engineering with IPCo, who has engaged Kiewit Corporation, and identified and initiated procurement of long-lead items required for power line construction;
●	Entered into an agreement with IPCo to begin procurement of long lead equipment required to increase the electrical capacity to the plant; the initial payment of $18.8 million was made following execution of the agreement; and
●	Negotiating key design and execution contracts.

Subsequent to quarter end, the Board of Directors approved a revised budget for fiscal year 2025 to reflect progress made during the first half of 2025 on permits, financing, and construction readiness activities. This revised budget includes expenditures related to early works construction activities anticipated to commence in the fall of 2025 upon receipt of all necessary permits and approvals. See additional details in the Liquidity and Capital Resources section below.

NEPA Permitting Update

On January 3, 2025, the USFS published the ROD and Final Environmental Impact Statement Errata (the “FEIS”) authorizing the Modified Mine Plan for the Project. Per the requirements of the FEIS and ROD, Perpetua is preparing numerous plans comprising the suite of Environmental Monitoring and Management Plans and will incorporate Project updates as well as required mitigation measures, environmental protection measures, financial assurance, and design features in this additional documentation. This will include preparation of a Final Mine Plan of Operations. Pursuant to the terms of the ROD, the USFS is required to review and approve this additional documentation from Perpetua. On July 31, 2025, Perpetua received notice from the USFS that the Plan of Operations was considered complete.

Following the USFS’ publication of the ROD and FEIS authorizing the mine plan for the Project, claims were filed against the USFS, USDA, and other federal agencies on February 18, 2025 in the United States District Court for the District of Idaho by a number of claimants, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions issued by the U.S. Fish and Wildlife Service and the National Marine Fisheries Service on September 6, 2024 and October 7, 2024, respectively (together, the “Final Biological Opinions”) and Project approvals and enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the district court on April 2, 2025. The district court has issued a scheduling order under which all procedural and dispositive motions are required to be filed by the end of 2025, although these deadlines can be modified by the court. The Company believes the federal permitting process was conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the ROD, FEIS, and other Project approvals will be upheld upon judicial review.

On May 19, 2025, the USACE issued the CWA Section 404 permit for the Project, which included the Compensatory Mitigation Plan and associated financial assurance. The Army Corps has been a part of the review process as a cooperating agency since the Company began the federal NEPA process and has been formally evaluating the Section 404 permit application since 2023. The Section 404 permit was the last remaining federal permit needed to advance the Project towards a construction decision.

Ancillary Permitting Update

With receipt of all federal permits, the Corporation is focused on advancing the Project towards a full construction decision, including finalizing the remaining state permits and securing project financing. Recent permitting updates include:

●	In May 2024, the IDEQ issued its final CWA Section 401 Water Quality Certification for the Project (the “Certification”). In the second quarter of 2024, certain parties initiated a state administrative challenge to the Certification that will require a contested case hearing on certain issues. In March 2025, IDEQ provided a notice of intent to modify its original Certification. IDEQ released its draft modification for public comment in July 2025. The scheduling order for the contested case proceeding has been vacated in light of the IDEQ’s modification action, and a new hearing date has not yet been set.
●	IDEQ issued a PTC in 2022 that was followed by certain state administrative challenges. On May 27, 2025, the Idaho Board of Environmental Quality (“IBEQ”) released its final order rejecting certain petitioners’ appeal from the hearing officer’s decision in favor of the company and the IDEQ with respect to the PTC. In May 2025, the petitioners also filed a motion for reconsideration asking the IBEQ to reverse its previous decision (in May 2024) approving the air compliance boundaries set by IDEQ in the PTC, which motion was rejected by IBEQ on June 27, 2025. In July 2025, the same petitioners filed a petition for judicial review in Idaho state court challenging the decisions of the IDEQ to issue the PTC and of the IBEQ in upholding the permit.
●	On March 31, 2025, the IDEQ issued the final cyanidation permit approving the tailing storage facility and water quality monitoring plan. IDEQ’s review of the remaining portions of the Company’s application for a cyanidation facility permit remain pending.
●	On March 31, 2025, the Idaho Department of Lands (“IDL”) approved the cyanidation facility permanent closure plan, reclamation plan, and associated financial assurance model estimate.
●	On January 24, 2025, the Director of the Idaho Department of Water Resources (“IDWR”) issued a final order granting the Company’s application for certain water rights to be used in connection with the Project.

Previously submitted permit applications are continuing through the administrative review process. These include applications to IDEQ for the Idaho Pollutant Discharge Elimination System (“IPDES”) discharge permits (including an individual wastewater discharge permit), and to IDWR for stream alteration permits. IDEQ released the draft individual IPDES permit and the IDEQ modification to the Clean Water Act 401 certification for public comment in July 2025.

Results of Operations

Three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
EXPENSES
Corporate salaries and benefits	$(3,307)	$579,431	$685,878	$1,046,178
Depreciation	32,257	31,392	63,190	57,753
Directors’ fees	54,345	54,449	301,927	317,082
Exploration	10,965,537	10,509,124	24,059,966	17,081,584
Environmental liability expense	—	414,197	—	567,626
General and administration	141,247	121,353	281,787	263,137
Professional fees	368,472	340,449	962,136	717,828
Shareholder and regulatory	184,231	139,323	347,402	263,865
OPERATING LOSS	11,742,782	12,189,718	26,702,286	20,315,053

OTHER (INCOME) EXPENSES
Grant income	(4,921,179)	(8,475,643)	(11,304,569)	(13,645,381)
Interest income	(764,024)	(42,821)	(1,141,990)	(59,358)
Other (income) expenses	(31,250)	2,461	(24,795)	7,926
Total other (income) expenses	(5,716,453)	(8,516,003)	(12,471,354)	(13,696,813)

NET LOSS	$6,026,329	$3,673,715	$14,230,932	$6,618,240

Net Loss

Net loss for the three months ended June 30, 2025 was $6.0 million compared with a net loss of $3.7 million for the three months ended June 30, 2024. This $2.3 million increase compared to the prior year period was primarily attributable to a decrease of $3.6 million in grant income partially offset by a $0.7 million increase in interest income and a $0.6 decrease in corporate salaries and benefits.

Net loss for the six months ended June 30, 2025 was $14.2 million compared with a net loss of $6.6 million for the six months ended June 30, 2024. This $7.6 million increase compared to the prior year period was primarily attributable to a $7.0 million increase in exploration expense and a $2.3 million decrease in grant income, partially offset by a $0.6 million decrease in environmental costs and a $1.1 million increase in interest income.

Corporate Salaries and Benefits

This expense relates to salaries and benefits of the employees not directly involved in the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Corporate salaries and benefits expense for the three and six months ended June 30, 2025 was $nil and $0.7 million, respectively, which was lower than the 2024 comparative period primarily due to reversal of share-based compensation upon forfeitures of certain unvested equity awards in connection with employee departures in the amount of $0.4 million during the three months ended June 30, 2025.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units). Directors’ fees for the three and six months ended June 30, 2025 were $0.1 million and $0.3 million, respectively, which was in line with the 2024 comparative periods.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations, engineering, permitting, environmental, legal and sustainability costs. Exploration expenses during the three and six months ended June 30, 2025 were $11.0 million and $24.1 million, respectively, which was higher than the 2024 comparative period primarily due to a ramp up in construction readiness activities following key permitting milestones in 2024. See additional details in the table below:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Consulting and labor cost	$2,432,689	$1,936,993	$5,328,712	$3,646,461
Engineering	4,456,112	5,405,689	9,797,388	8,246,488
Environmental and reclamation	103,837	68,904	281,017	170,323
Field operations and drilling support	1,498,894	937,863	2,882,633	1,355,236
Legal and sustainability	420,411	327,848	925,381	585,994
Permitting	2,053,594	1,831,827	4,844,835	3,077,082
TOTAL EXPLORATION	$10,965,537	$10,509,124	$24,059,966	$17,081,584

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Environmental liability expenses for the three and six months ended June 30, 2025 was $nil, which was lower than the 2024 comparative periods due to the Company’s determination in late 2024 that it had completed all Phase 1 response actions required by the ASAOC. The Company has filed necessary reports with the U.S. EPA and USDA with respect to such completion, and no further costs are accrued for this Phase 1 liability as of June 30, 2025.

General and Administrative

This expense is predominantly related to the cost of insurance policies for the U.S. offices. General and administrative expenses for the three and six months ended June 30, 2025 were $0.1 million and $0.3 million, respectively, which was in line with the 2024 comparative periods.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. Professional fees for the three and six months ended June 30, 2025 were $0.4 million and $1.0 million, respectively, compared to $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2024. The increase for the six-month period was due to higher total legal fees during the three months ended March 31, 2025.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. Shareholder and regulatory expenses for the three and six months ended June 30, 2025 were $0.2 million and $0.3 million, respectively, which was in line with the 2024 comparative periods.

Grant Income

This income results from funding grants awarded to the Company from the DOD to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income for the three and six months ended June 30, 2025 was $4.9 million and $11.3 million, respectively, which was lower than the $8.5 million and $13.6 million, respectively, received in the comparable periods in 2024 due to the DPA funding being exhausted in May 2025.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income for the three and six months ended June 30, 2025 was $0.8 million and $1.1 million, respectively, which was higher than the comparable periods in 2024 due to higher average cash balances.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of June 30, 2025, Perpetua Resources had cash and cash equivalents totaling approximately $425.4 million, approximately $2.1 million in receivables, $0.7 million in prepaids, $18.8 million in deposits primarily from the Idaho Power deposit on long lead equipment paid in February 2025, and $5.2 million in trade and other payables. An additional $46.8 million in net cash proceeds was received in July 2025 from the sale of common shares pursuant to the exercise of the option granted to the underwriters in connection with the equity offering described below. See additional discussion in “Capital Resources” section below.

The Company’s short-term liquidity needs include costs related to ongoing permitting, engineering, project financing, general corporate, and administrative costs as the Company prepares for a full construction decision for the Project, as well as certain early works construction activities and down payments on long-lead items approved for early investment. Long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $2,215 million as of the fourth quarter of 2024 according to the Financial Update, and to fund reclamation financial assurance, debt service and other related costs. See additional discussion in “Liquidity” section below.

Capital Resources

Equity Offering

On June 11, 2025, the Corporation entered into the Underwriting Agreement providing for the sale by the Corporation of 22,728,000 shares of its common shares to the underwriters at a price of $13.20 per share. On June 12, 2025, the offering was upsized to 24,622,000 shares at a price of $13.20 per share. In connection with this offering, the Corporation entered into an agreement with Paulson to purchase common shares in a concurrent private placement of 7,575,757 common shares at the same offering price of $13.20 per share. Aggregate proceeds received from these sales were approximately $411.1 million, which is net of offering costs of approximately $13.9 million. Pursuant to the Underwriting Agreement, the Corporation granted the underwriters an option to purchase up to an additional 3,693,300 shares within 30 days of the offering which the underwriters exercised subsequent to quarter end on July 10, 2025. The sale of the option shares closed on July 14, 2025. Proceeds received from this sale were approximately $46.8 million, which is net of offering costs of approximately $2.0 million. The Corporation intends to designate the proceeds of the offering and the private placement toward equity requirements for the US EXIM debt finance application submitted in May 2025, with any additional funds intended to support exploration activities, working capital and general corporate purposes.

Potential Funding from Royalty or Streaming Agreement

The Company is in advanced discussions with potential partners for a financial assurance guarantee and indemnification as noted below, along with proceeds between $200 million to $250 million, in exchange for either a gold NSR royalty not to exceed 3.9% or a gold stream. A royalty, if any, would be expected to provide for buy back of a portion of the royalty if certain conditions are met. The proposed royalty and financial assurance arrangement is expected to be formalized in summer 2025.

Potential Financial Assurance Guarantee

Based on ongoing discussions with the USFS and other federal and state agencies, the Company anticipates that under various existing and pending regulatory approvals for the Project, the Company will be required to provide total financial assurance, in the form of reclamation bonds or other financial instruments, in the amount of approximately $160 million. The Company is in discussions with surety companies and banks to provide the bonds or other financial instruments to the applicable federal and state agencies to satisfy the total financial assurance requirements under applicable federal and state law. The potential gold royalty or streaming agreement referenced above is expected to include a guarantee and indemnification by the counterparty of approximately $155 million of the Company’s obligations to surety providers in respect of such reclamation bonds or other financial instruments.

Potential Project Debt Funding from U.S. EXIM

On April 8, 2024, the Company announced that it received a non-binding and conditional Letter of Interest from U.S. EXIM for potential debt financing of up to $1.8 billion through U.S. EXIM’s MMIA initiative and CTEP. On May 23, 2025, the Company submitted its formal application to U.S. EXIM for potential debt financing of up to $2.0 billion. Upon receipt of the application, U.S. EXIM commenced the due diligence process to determine if a final commitment may be issued. Any final commitment will be dependent on meeting U.S. EXIM’s underwriting criteria, authorization process, finalization and satisfaction of terms and conditions. If the due diligence process is successful, the Company anticipates closing the debt financing in 2026. Funding is subject to U.S. EXIM’s diligence process, and the amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control.

Department of Defense Funding

The Company has been awarded government grants by the DOD as described in Note 7 to the financial statements. Since December 2022, the Company has received $59.2 million in funding under the TIA under Title III of the DPA. The TIA expired on June 16, 2025, and, other than a receivable of $0.6 million outstanding as of June 30, 2025, no additional funds are available under the program. The Company also has an ongoing contract under an OTIA with the DOD through DOTC for up to $22.4 million. See Note 7 to the financial statements for additional information regarding these grants. The Company continues to evaluate other U.S. government funding opportunities, including programs available through the DOD.

Liquidity

Subsequent to quarter end, the Board of Directors approved a revised budget for fiscal year 2025 to reflect progress made during the first half of 2025 on permits, financing, and construction readiness activities. This revised budget includes expenditures related to early works construction activities anticipated to commence in the fall of 2025 upon receipt of necessary permits and approvals. Including the early works construction activities expected to commence in the fall of 2025, our anticipated expenditures for the full fiscal year 2025 are approximately $240.0 million, which includes expenses incurred through June 30, 2025. These expenditures include an estimated $20.4 million to fund permitting and costs related to entering into financial assurance facilities, $20.5 million for general corporate purposes, project financing and administrative costs, $157.4 million for detailed engineering, design work and down payments on long lead time equipment, and $41.7 million for field operations, site early works, exploration drilling, and environmental monitoring and reporting. These costs are expected to be funded from cash on hand or funds received from a royalty or streaming arrangement, when completed. These costs are subject to change due to cost over-runs, delays in project financing or permitting timelines, litigation, or other unbudgeted events, such as effects of inflation, elevated interest rates and the potential impact of tariffs on U.S. trading partners.

Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $2,215 million as of the fourth quarter of 2024 according to the Financial Update, and to fund reclamation financial assurance and other costs. As such, our capital expenditures may increase significantly to reflect the commencement of full construction and any such expenditures would be subject to the timing and nature of project financing.

The Company’s latest liquidity forecast indicates that available cash resources are sufficient to satisfy the Company’s anticipated expenses until the project is full sanction construction-ready, expected in the spring of 2026, and the full Project financing package is formalized. Perpetua expects to generate future profitable operations through the development of the Stibnite Gold Project, which it intends to finance through a comprehensive Project financing package. This financing package is expected to include project financing from U.S. EXIM or other sources, proceeds of the Company’s recent equity offering, and a royalty or streaming arrangement.

We believe our Project financing plans will be successful, although there can be no assurance that the Company will successfully complete all of its contemplated plans because these plans are not entirely within our control as of the date hereof. As such,

Perpetua continues to explore various strategic and funding opportunities, which may include the issuance of additional equity, new debt, or project specific debt; government funding; royalty or streaming arrangements; and/or other financing or strategic opportunities. The future receipt of potential funding from these and/or other means cannot be considered certain at this time and, therefore, substantial doubt remains regarding the Company’s ability to successfully complete all of its contemplated plans for a period of one year after the date that these unaudited condensed consolidated financial statements are issued, which could require the Company to delay or defer certain planned activities until such financing is secured.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the CWA allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit in the United States District Court for the District of Idaho. The Company filed an answer generally denying liability and later, the court allowed the Company to amend and file a third-party complaint against the USFS. The Company also filed a separate CWA citizen suit against the USFS alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government.

Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. EPA and the USDA, the Company agreed to dismiss its pending actions against the Forest Service without prejudice. On August 8, 2023, the Company and the Nez Perce Tribe filed the Settlement Agreement to resolve the tribe’s CWA litigation. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice will be entered after completion of Perpetua’s required payments. All required payments to date have been made timely pursuant to the terms of the Settlement Agreement. As of June 30, 2025, the current portion of the settlement was $1,000,000 with the remaining $2,000,000 classified as long-term.

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

Additionally, following the USFS’ publication of the ROD and FEIS authorizing the Modified Mine Plan for the Project, claims were filed against the USFS, the USDA and other federal agencies on February 18, 2025 in the United States District Court for the District of Idaho by a number of claimants, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions and Project approvals and enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the district court on April 2, 2025. The district court has issued a scheduling order under which all procedural and dispositive motions are required to be filed by the end of 2025, although these deadlines can be modified by the court. The Company believes the federal permitting process was conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the ROD, FEIS, and other Project approvals will be upheld upon judicial review.

On March 20, 2025, a putative federal class action lawsuit was filed in the United States District Court for the District of Idaho against the Company and certain of its current officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The claim, captioned Barnes et al. v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements during the period from April 17, 2024 to February 13, 2025 regarding the Company’s expected capital expenditures for the Stibnite Gold Project. The complaint seeks unspecified compensatory damages. The district court has issued a scheduling order in this case requiring various procedural and substantive motions to be filed by the parties prior to the end of 2025. These deadlines can be modified by the court. The Company believes that the claim is without merit and intends to vigorously defend itself. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

The IBEQ on May 27, 2025 released its final order rejecting certain petitioners’ appeal from the hearing officer’s decision in favor of the company and the IDEQ with respect to the PTC issued to the Company by IDEQ. In May 2025, the petitioners filed a motion for reconsideration asking the IBEQ to reverse its previous decision (issued in May 2024) approving the air compliance boundaries set by IDEQ in the PTC. Under applicable Idaho law, the reconsideration motion could not be filed until after the IBEQ released its final order with respect to the PTC. On June 27, 2025, the IBEQ issued its decision rejecting the reconsideration motion. In July 2025, the same petitioners filed a petition for judicial review in Idaho state court challenging the decisions of the IDEQ to issue the PTC and the of the IBEQ upholding the permit. The Company believes that the IDEQ and IBEQ properly followed Idaho law in issuing the PTC. However, there can be no assurance that the PTC will be upheld upon judicial review.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. Except as set forth below, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Our largest shareholder has significant influence on us and may also affect the market price and liquidity of our securities.

Paulson holds in the aggregate 30.1% of the outstanding shares in Perpetua as of August 1, 2025. Accordingly, Paulson has significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. The concentration of ownership of the common shares by Paulson may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. Pursuant to the terms of the Investor Rights Agreement, Paulson has the right to designate two Board members so long as Paulson holds not less than 20% of our common shares and the right to designate one Board member so long as Paulson holds not less than 10% of our common shares. Marcelo Kim and Andrew Cole are Paulson’s nominees to the Board and Marcelo Kim was appointed Chairman of our Board in March of 2020.

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

We do not currently have sufficient funds or committed financing necessary to commence construction of the Project, and we may be unable to raise the necessary funds. Financing that we enter into to fund the Project may subject us to restrictive covenants, significant debt service costs or otherwise affect the value of the Project.

We have commenced pre-construction engineering and other preparations with the goal of commencing construction of the Project in 2025. According to the Financial Update, as of December 31, 2024, the total initial capital cost estimate for the Project was approximately $2,215 million, excluding debt service and other financing costs. These costs are subject to change due to cost over-runs, delays in project financing or permitting timelines, litigation, or other unbudgeted events, such as effects of inflation, elevated interest rates and the potential impact of tariffs on U.S. trading partners. In addition, prior to commencing construction, the Company is obligated to secure reclamation bonds or other financial instruments to satisfy financial assurance requirements applicable under applicable federal and state law.

We do not currently have sufficient funds or committed financing to commence construction of the Project and our ability to obtain sufficient funds or committed financing on acceptable terms, or at all, may be impacted by various factors, including, but not limited to, market conditions or commodity pricing; unfavorable interest rates; regulatory uncertainty; the incurrence of additional debt, which may be subject to certain restrictive covenants; restrictions on our use of government funding and permitting delays or challenges to our existing permits. The cost and terms of such financing, if obtained, may significantly reduce the expected benefits from development of the Project and/or render such development uneconomic, including by imposing restrictive covenants; limiting our ability to control certain property or development decisions as a result of our entry into joint ventures or other similar arrangements; the loss of certain economic benefits of our property as a result of our entry into royalty or similar agreements; or dilution to existing shareholders resulting from additional equity financing.

In addition to our application for debt financing from U.S. EXIM (See “— The issuance of a final financing commitment from U.S. EXIM is subject to U.S. EXIM’s underwriting criteria, authorization process, finalization and satisfaction of terms and conditions, and the amount and timing of such funding, if any, is uncertain and subject to conditions outside the Company’s control”), we are in advanced stages of discussions with potential partners who are able to guarantee the Company’s obligations to surety providers in connection with acquiring either a gold NSR royalty or a gold stream. If successful, we expect the guarantee and indemnification is anticipated to be sufficient to satisfy substantially all of the obligations of the Company to provide construction phase financial assurance to USFS, USACE, IDL and IDWR as required by regulatory authorizations from these agencies, including the USFS Record of Decision for the Project and IDL’s approval of the reclamation plan and permanent closure plan for the Project. However, the corresponding royalty or stream would reduce the revenues realized by the Company from mining operations at the Project, if constructed. The closing of the transaction is subject to successful negotiation of terms and satisfaction of customary closing conditions, including the completion of due diligence. There can be no assurance that we will realize the expected benefits of the transaction, including our ability to satisfy our financial assurance requirements under applicable federal and state law at expected rates and on anticipated timelines, if at all.

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

The issuance of a final financing commitment from U.S. EXIM is subject to U.S. EXIM’s underwriting criteria, authorization process, finalization and satisfaction of terms and conditions, and the amount and timing of such funding, if any, is uncertain and subject to conditions outside the Company’s control.

On April 8, 2024, the Company announced that it received a non-binding and conditional Letter of Interest (the “LOI”) from U.S. EXIM for potential debt financing of up to $1.8 billion through U.S. EXIM’s MMIA initiative and the CTEP. On May 23, 2025, the Company announced that it had submitted its formal application to U.S. EXIM for the potential debt financing of up to $2.0 billion. A funding commitment, if any, is conditional upon successfully completing the due diligence and underwriting process, which may not be completed on the expected timeline, or at all. If the Company’s application is approved, there can be no assurance that the U.S. EXIM financing will be for the full amount indicated in the LOI or the increased amount requested in the application, or that the approved U.S. EXIM financing will be sufficient for the Company to commence construction of the Project. Further, release of funding under any such commitment would be subject to the satisfaction of certain conditions and covenants by the Company. There can be no assurance that the Company will be able to successfully satisfy any or all of such conditions on the expected timeline, or at all, and the amount and timing of such funding, if any, is uncertain and subject to conditions outside the Company’s control.

The application review process is controlled by U.S. EXIM and is subject to the procedures, priorities and staffing of the agency. As a result, the Company’s application may not be reviewed or processed on the Company’s preferred or expected timeline, and funds may not be available when needed to commence construction. Furthermore, U.S. EXIM funding is subject to the priorities of the federal government, which may result in changes to the amount, timing or conditions of funding. Even if approved, the terms of any U.S. EXIM funding may not be on acceptable terms or may be subject to conditions that the Company is unable to satisfy. If the Company is unable to secure U.S. EXIM financing, it may be unsuccessful in obtaining other project financing when needed or to commence construction on the Project.

We require various permits to commence construction and operation of the Project and any future operations, and delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

As of June 2025, we have received all federal permits needed to advance the Project towards a construction decision and have two principal state permitting programs and one state permit modification outstanding. In addition, our current and anticipated future operations, including further exploration and development activities and commencement of construction and operations on the Project, require additional authorizations from various United States state and local governmental authorities that have not yet been obtained, including providing financial assurance in favor of federal and state agencies to satisfy the requirements of applicable federal and state law. The regulatory approvals already issued by the IDL require, and the anticipated Notice to Proceed from the USFS is expected to require, that construction phase financial assurance (in the form of reclamation bonds or other financial instruments in the form acceptable to the relevant agencies) in the aggregate amount of approximately $155 million in favor of USFS, USACE, and other federal and state agencies be posted by the Company before Project construction starts. It is expected that additional financial assurance for Project operations will be required by the relevant agencies when the Company moves from the construction phase to the operations phase of the Project. There can be no assurance that such regulatory authorizations will be obtainable on reasonable terms, or at all. Furthermore, permitting requirements can be costly to comply with and involve extended timelines. Permitting delays, failure to obtain such permits, or a failure to comply with the terms of any United States federal, state or local permits that we have obtained or successful legal challenges to the issuance of permits we have obtained, could have a material adverse impact on us.

Although the Project was included on the FAST-41 list of priority projects, such inclusion may be reconsidered based on updated information and does not imply endorsement of or support for the Project by the federal government, or create a presumption that the Project will receive any required outstanding regulatory approvals or favorably reviewed by any agency, or receive federal funding.

The duration and success of efforts to obtain, maintain, and renew permits are contingent upon many variables not within our control. Shortage of qualified and experienced personnel in the various levels of government could result in delays or inefficiencies. Backlog within the permitting agencies could affect the permitting timeline of the various projects. Other factors that could affect the permitting timeline include (i) the number of other large-scale projects currently in a more advanced stage of development which could slow down the review process, (ii) significant public response regarding the Project or any future projects the Company undertakes, and (iii) the initiation and disposition of legal proceedings challenging the Project or any regulatory approvals required for it. Additionally, to the extent that we are granted necessary permits, we will may be subject to a number of Project requirements or conditions, including, but not limited, to the installation or undertaking of programs to protect air and water quality and to safeguard protected species and their habitat, sites, or otherwise limit the impacts of our operations. Various permits will require the Company to provide bonding or other financial assurance to federal and state agencies to assure the Company complies with Project requirements, including requirements relating to reclamation of disturbances or impacts to the environment caused by the Project. Previously obtained permits may be suspended or revoked for a variety of reasons. While we strive to obtain and comply with all necessary permits and approvals, any failure to do so may have negative impacts upon our business or financial condition, such as increased delays, curtailment of our operations, increased costs, implementation of mitigation or remediation requirements, the potential for litigation or regulatory action, and damage to our reputation.

We have no history of commercially producing precious metals from our mineral properties and there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.

The Project is not in production or currently under construction, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development has a high degree of risk and few properties that are explored are ultimately developed into producing mines. The future development of the Project will require obtaining remaining state and local permits and financing and the construction and operation of mines, processing plants and related infrastructure, as well as ongoing compliance with and maintenance of federal, local and state permits. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including, among others:

●	The need to obtain and maintain environmental and other governmental approvals and permits, the timing and conditions of those approvals and permits, and challenges, including to litigation, to the issuance of such approvals and permits;
●	The need to obtain and maintain financial assurance in favor of federal and state agencies required under applicable statutes, regulations, and permits first for the construction phase of the Project and subsequently for the operations phase of the Project;
●	The potential that future exploration and development of mineral claims on or near the Project site may be impacted by litigation and/or consent decrees entered into by previous owners of mineral rights;
●	The availability and cost of funds necessary to finance construction and development activities;
●	The timing and cost, which can be considerable, of the construction of mining and processing facilities, as well as other related infrastructure;
●	Potential opposition from Native American tribes, non-governmental organizations, environmental groups or local groups, which may delay or prevent permitting, development and construction activities;
●	Potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
●	The availability and cost of skilled labor and mining equipment; and
●	The availability and cost of appropriate smelting and/or refining arrangements

The costs, timing and complexities of mine construction and development are increased by the remote location of the Project, with additional challenges related thereto, including access, water and power supply, and other support infrastructure. The lack of availability of such infrastructure on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay development of the Project. Cost estimates have in the past and may in the future increase significantly as more detailed engineering work and studies are completed. We do not have an operating history upon which we can base estimates of future operating costs; thus, actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations. New mining operations commonly experience unexpected costs, problems and delays during development, construction, and mine start-up. In addition, delays in the commencement of mineral production often occur. Furthermore, a significant drop in commodity prices over a sustained period of time could render the Project not economically viable or limit our ability to maintain operations. Accordingly, there are no assurances that our activities will result in profitable mining operations, that we will successfully establish mining operations, or that we will profitably produce precious metals at the Project.

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

Due to the nature of our business and our status as a publicly traded company, we may be subject to numerous regulatory investigations, claims, lawsuits and other proceedings, including proceedings related to claims brought pursuant to federal securities laws, in the ordinary course of our business. For example, in February 2025, a putative federal class action lawsuit was filed in the United States District Court for the District of Idaho against the Company and certain of its current officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from April 17, 2024 to February 13, 2025. The Company believes that the claim is without merit and intends to vigorously defend itself. However, the results of these or other legal proceedings that may arise cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business.

Our mining, exploration, and development operations, including Project construction and operations and the regulatory authorizations required for such activities, may be subject to legal challenges at the international, federal, state, and local level by various parties. Such legal challenges may allege non-compliance with laws and regulations or may seek to invalidate permits or regulatory actions regarding the Project or future projects undertaken by the Company. For example, on February 18, 2025, following the USFS’ publication of the Record of Decision and FEIS authorizing the mine plan for the Project, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies by a number of claimants, alleging violations of NEPA and other federal laws in the regulatory process and seeking to vacate key governmental permits and Project approvals and enjoin any further implementation of the Project. The court has granted PRII’s motion to intervene in this lawsuit. Other legal challenges in federal or state judicial or legal proceedings have been instituted , including an ongoing challenges to the Company’s air permit issued by IDEQ and Clean Water Act Section 401 water quality certification. While the Company believes the federal and state regulatory processes in respect of the Project have been conducted thoroughly and completely by the relevant regulatory agencies, there can be no assurance that the USFS Record of Decision, FEIS, and other Project approvals will be upheld upon administrative or judicial review or that such proceedings will be resolved in a timely manner.

Additionally, our Project is located in a mining district with significant impacts from legacy mining operations prior to our acquisition of legal interests in certain properties. Pursuant to CERCLA and other statutes, there is a risk that we may be subject to liability and remediation responsibilities with respect to these sites under applicable law, consent decrees or similar agreements. The Company is currently party to an Administrative Settlement and Order on Consent issued under CERCLA under which the Company agreed to voluntarily undertake response actions with respect to impacts from legacy mining operations, and also is subject to certain restrictions on the use of the Project mine site under certain consent decrees previously entered into by third parties and governmental authorities.

Lawsuits and legal challenges to governmental permits and Project approvals, such as those described above and in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q, as well as legal proceedings or administrative challenges that may be brought in the future, may result in adverse impacts to our planned operations such as increased defense costs (to the extent we are a party to such challenges), the performance of additional mitigation and remedial activities, or significant delays to our Project or increases to the construction or operating costs of the Project. We may also be subject to more localized opposition, including efforts by environmental groups, which could attract negative publicity or have an adverse impact on our reputation.

A shortage of supplies and equipment, or the inability to obtain such supplies and equipment when needed and at expected prices, could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our current and future activities. The shortage of such supplies, equipment and parts, or the inability to obtain such supplies and equipment when needed, whether as a result of inflated costs, supply chain disruptions, trade tensions or restrictions or other reasons, could have a material adverse effect on our ability to carry out our activities and therefore have a material adverse effect on the cost of doing business.

General economic conditions may adversely affect the mining industry as a whole, as well as our growth, future profitability and ability to obtain sufficient financing.

Some key impacts which can contribute to financial market turmoil potentially impacting the mining industry include contraction in credit markets resulting in a widening of credit risk, imposition of trade tariffs among various countries, devaluations, high volatility in global equity, commodity, foreign exchange and precious metal markets and a lack of market liquidity. The prices of gold and gold mining company equities have experienced significant volatility over the past few years.

A decrease in the price of gold or tightening of credit in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our ability to finance development and construction of the Project. Specifically:

●	global economic conditions could make other investment sectors more attractive, thereby affecting the cost and availability of financing to us and our ability to achieve our business plan;
●	the imposition of protectionist or retaliatory trade tariffs by countries may impact our ability to import materials needed to construct our projects or conduct our operations, or to export our products, at prices that are economically feasible for our operations, or at all;
●	the volatility of metal prices would impact the economic viability of the Project and any future revenues, profits, losses and cash flow;
●	negative economic pressures could adversely impact demand for future production from the Project;
●	construction related costs could increase and adversely affect the economics of the Project;
●	volatile energy, commodity and consumables prices and currency exchange rates would impact our future production costs; and
●	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

Changes in U.S. administrative policy, including the imposition of or increases in tariffs on steel and/or other raw materials, changes to existing trade agreements and any resulting changes in international trade relations, and changes in U.S. tax law may have an adverse effect on us.

The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies. For example, on July 31, 2025, the U.S. government announced new tariff rates for nearly 70 countries, including a 35% tariff on most Canadian goods exports that are non-compliant under the United States-Mexico-Canada Agreement. Certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures, and several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. The ultimate impact of these tariffs is unknown at this time; however, these actions have caused uncertainty and volatility in financial markets that may broadly impact the terms or availability of credit or other financing. Similarly, declines in consumer confidence and/or consumer spending, changes in unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our markets and lead to demand or cost pressures that could negatively and adversely impact our business. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could increase the cost and availability of the raw materials and equipment necessary for the exploration, development, and potential construction of the Project.

Additionally, tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in July 2025. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may affect our business or financial condition. In particular, the OBBBA phases out tax credits under Section 45X of the Internal Revenue Code for production and processing of certain critical minerals. Regulatory guidance under the OBBBA and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform state tax laws to changes to federal tax legislation.

For as long as we are an “emerging growth company,” or a “smaller reporting company” we have not been required to comply with certain reporting requirements that apply to some other public companies. Once we no longer qualify as an emerging growth company and a smaller reporting company, our regulatory compliance costs and the demands placed upon our management are expected to increase.

Since we became a reporting issuer in the United States, we have been an “emerging growth company” and a “smaller reporting company” as defined under U.S. securities reporting rules and, as such, we were exempt from certain disclosure requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies. Based on our market capitalization and public float as of June 30, 2025, we expect to lose our emerging growth company status and smaller reporting company status as of December 31, 2025. Therefore, once we lose our status as an emerging growth company and a smaller reporting company, we will no longer be able to take advantage of the reduced disclosure requirements currently available to us. Specifically, starting in 2026 we will be required to, among other things:

●	Have an auditor report on our internal control over financial reporting pursuant to Sarbanes-Oxley;
●	Comply with any new or revised financial accounting standards without an extended transition period;
●	Provide expanded disclosure in our SEC filings, including, among other things, providing three, rather than two, years of audited financial statements in annual reports;
●	Include more detailed compensation discussion and analysis in our filings under the Exchange Act; and
●	Hold a non-binding stockholder advisory vote on executive compensation and stockholder approval of any “golden parachute” payments not previously approved.

In connection with the expected loss of our emerging growth company and smaller reporting company status, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with expanded disclosure requirements and the requirements of Section 404 of the Sarbanes-Oxley Act. If an independent assessment of our internal controls detects material weaknesses, or if we are unable to assert that our internal controls over financial reporting are effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by Nasdaq, SEC or other regulatory authorities, which could require additional financial and management resources and could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the six months ended June 30, 2025, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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
10.1

Subscription Agreement, between the Company and Paulson, dated June 10, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2025).

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

Date: August 13, 2025	PERPETUA RESOURCES CORP.

	By:	/s/ Jonathan Cherry
	Name:	Jonathan Cherry
	Title:	President, Chief Executive Officer and Director