Form 10-Q
period 2025-09-30
PERPETUA RESOURCES CORP.
filed 2025-11-14
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 121,872,682 common shares outstanding.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. These factors include, but are not limited to, the following:

●	the Company’s ability to successfully implement and finance the Company’s Stibnite Gold Project (the “Project” or “Stibnite Gold Project”) and the occurrence of the expected benefits from the Project, including creation of jobs and environmental benefits and its ability to achieve the results indicated in the updated cash flow model for the Project released in February 2025 (the “Financial Update”);
●	the impact on the Company’s business, results of operations and financial condition of delays in obtaining or failure to obtain required permits and other governmental approvals, the legal challenges by third parties to any such permits or governmental approvals, or the ability of the Company to comply with the terms and requirements of such permits and other governmental approvals;
●	the Company’s ability to successfully secure financing from the Export-Import Bank of the United States (“U.S. EXIM”) or other sources on acceptable terms, or at all, including the review process and potential outcome of the Company’s U.S. EXIM financing application; the amount of potential debt financing available to the Company; the eligibility of the Project for funding under the Make More in America (“MMIA”) initiative and China and Transformational Exports Program (“CTEP”); expected timing of, and benefits to the Project of, securing such financing from U.S. EXIM or other sources;
●	the Company’s ability to meet expectations regarding its financial resources and future prospects;
●	the Company’s ability to successfully satisfy any conditions to financing sources on expected timelines, if at all, and the amount and timing of any such financing;
●	the intended environmental and other outcomes of the South Fork Salmon Water Quality Enhancement Fund (the “Fund”) related to the Nez Perce Tribe’s Clean Water Act (“CWA”) lawsuit, and the outcome of good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project;
●	regulatory and legal changes, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	the accuracy of analyses and other information based on expectations of future performance and planned work programs;
●	the accuracy of the assumptions, qualifications and limitations of the results of the Financial Update and the economic results and sensitivity analysis of the variables included therein;
●	possible events, conditions or financial performance that are based on assumptions about future economic conditions and courses of action;
●	assumptions and analysis underlying our mineral reserve estimates and plans for mineral resource exploration and development;
●	the likelihood of successful mining operations or the profitable production of minerals and precious metals;
●	the Company’s history of losses and expectation of future losses;
●	the Company’s limited property portfolio and potential challenges related to the Company’s title to its mineral properties;
●	timing, costs and potential success of future activities on the Company’s properties, including, but not limited to, development and operating costs in the event that a construction decision is made and the Company’s ability to achieve production at the Project if constructed;

●	potential results of exploration, development and environmental protection and remediation activities, including activities relating to construction and operation of the Stibnite Gold Project and legacy conditions in the Stibnite Mining District caused by historic mining activities by operators before the Company;
●	future outlook and goals;
●	current or future legal challenges, proceedings, litigation (including the lawsuits challenging the approvals of the Stibnite Gold Project issued by various federal agencies and the securities class action lawsuit) or environmental liability, including derivative claims and litigation challenging the validity of the permits and approvals issued with respect to the Project;
●	global economic, political and social conditions and financial markets, including any potential regulatory or policy changes, proposed legislation, the imposition or increase in tariffs, changes in existing trade agreements and relations, inflationary pressures, elevated interest rates and any shutdowns of the U.S. federal government;
●	changes in gold and antimony commodity prices;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	our reliance on outside consultants for critical services;
●	our ongoing relationship with our major shareholders and the investor rights agreements we have entered into with our strategic partners;
●	loss of key executives or the inability to hire or retain key executives or employees to support construction, permitting and operational activities;
●	high levels of competition within the mining industry and the potential for increased supply of antimony;
●	the impact of weather and natural disasters on construction and transportation;
●	availability of equipment, labor, materials and services required for construction and operation of the Project, including the Company’s ability to obtain supplies and equipment when needed and at expected prices;
●	performance by construction and service contractors of their obligations under agreements;
●	our ability to successfully negotiate construction and services contracts on acceptable terms;
●	labor shortages and disruptions;
●	cyber-attacks and other security breaches of our information and technology systems; and
●	other factors and risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, assumptions that the U.S. EXIM financing application will be reviewed and approved within the expected timeframe at the amount equal to or higher than the amount indicated in the related letter of intent and preliminary, non-binding indicative financing term sheet received from U.S. EXIM as part of a Preliminary Project Letter (“PPL”); that the Company will be able to satisfy the conditions to obtain a funding commitment from U.S. EXIM and to receive committed funds when needed; that the Company’s proposed financing package will be sufficient to finance permitting, pre-construction and construction of the Project or that the Company will be able to secure alternate financing if necessary; that the Company will be able to maintain compliance with covenants contained in its financing agreements or that may be contained in future financing agreements; that the Company will be able to satisfy additional bonding or financial assurance requirements in the future; that no pending or future litigation will result in the loss of any permits or material delay to the Project schedule or a material increase to Project costs; that the current exploration, development, environmental and other objectives concerning the Project can be achieved and that the Company’s other corporate activities will proceed as expected; that general business and economic conditions will not change in a materially adverse manner and that permitting, construction and operations costs will not materially increase; that certain assumptions as to production rates, operating costs, recovery and metal costs will prove to be accurate; that any additional financing needed will be available when needed on reasonable terms; that all requisite information will be available in a timely manner; that the current price and demand for gold, antimony and other metals will be sustained or will improve; that the Company will satisfy or will continue to satisfy the requirements of applicable federal and state law and the requirements of various governmental approvals; that the Company or applicable governmental agencies will be able to successfully defend against any challenges to governmental approvals for the planned exploration, construction, development, operation and environmental protection activities on the Project; and that the continuity of economic and political conditions and operations of the Company will be sustained.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$445,834,284	$44,104,825
Receivables (Note 7)	2,615,808	2,585,309
Prepaids	1,101,157	662,446
Deposits (Note 6)	10,603,583	—
	460,154,832	47,352,580
NON-CURRENT ASSETS
Buildings and equipment, net	1,457,080	443,080
Right-of-use assets	48,707	28,289
Deposits (Note 6)	13,105,337	—
Environmental reclamation bond	3,000,000	3,000,000
Mineral properties and interest (Note 3)	67,120,990	66,786,048
TOTAL ASSETS	$544,886,946	$117,609,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$10,843,385	$5,722,979
Lease liabilities	48,706	28,288
CWA settlement payable (Note 6)	—	1,000,000
	10,892,091	6,751,267
NON-CURRENT LIABILITIES
CWA settlement payable (Note 6)	2,000,000	2,000,000
TOTAL LIABILITIES	12,892,091	8,751,267

COMMITMENT AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY (Note 4)
Common shares, without par value, unlimited shares authorized, 107,616,062 and 70,266,550 shares outstanding, respectively	1,136,586,740	668,664,443
Additional capital	30,576,132	35,375,252
Accumulated deficit	(635,168,017)	(595,180,965)
TOTAL SHAREHOLDERS’ EQUITY	531,994,855	108,858,730

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$544,886,946	$117,609,997

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
EXPENSES
Corporate salaries and benefits	$411,167	$572,176	$1,097,045	$1,618,354
Depreciation	35,694	30,886	98,884	88,639
Directors’ fees	54,403	54,436	356,330	371,518
Exploration	32,127,183	14,510,853	56,187,149	31,517,250
Environmental liability expense	—	854,662	—	1,422,288
General and administration	197,100	140,829	478,887	403,966
Professional fees	791,872	253,185	1,754,008	1,046,200
Shareholder and regulatory	120,121	117,880	467,523	381,745
OPERATING LOSS	33,737,540	16,534,907	60,439,826	36,849,960

OTHER (INCOME) EXPENSES
Grant income (Note 7)	(3,332,365)	(12,920,417)	(14,636,934)	(26,565,798)
Interest income	(4,673,147)	(41,810)	(5,815,137)	(101,168)
Other (income) expenses	24,092	(7,700)	(703)	226
Total other (income) expenses	(7,981,420)	(12,969,927)	(20,452,774)	(26,666,740)

NET LOSS	$25,756,120	$3,564,980	$39,987,052	$10,183,220

NET LOSS PER SHARE, BASIC AND DILUTED	$0.24	$0.05	$0.47	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	107,020,838	65,537,015	84,838,623	64,735,961

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Common Shares		Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2023	64,123,456	$618,581,910	$34,413,562	$(580,697,964)	$72,297,508
Share-based compensation	—	—	1,008,077	—	1,008,077
Share units distributed	228,422	846,107	(846,107)	—	—
Net loss for the period	—	—	—	(2,944,525)	(2,944,525)
BALANCE, March 31, 2024	64,351,878	619,428,017	34,575,532	(583,642,489)	70,361,060
Share-based compensation	—	—	950,158	—	950,158
Share units distributed	13,333	54,932	(54,932)	—	—
Exercise of share purchase options	228,341	1,539,900	(553,873)	—	986,027
Net loss for the period	—	—	—	(3,673,715)	(3,673,715)
BALANCE, June 30, 2024	64,593,552	621,022,849	34,916,885	(587,316,204)	68,623,530
Share-based compensation	—	—	947,537	—	947,537
Share units distributed	1,395	6,682	(6,682)	—	—
Share sold through offering	1,834,104	11,005,174	—	—	11,005,174
Share issuance costs	—	(606,871)	—	—	(606,871)
Exercise of share purchase options	140,325	1,249,450	(448,817)	—	800,633
Net loss for the period	—	—	—	(3,564,980)	(3,564,980)
BALANCE, September 30, 2024	66,569,376	$632,677,284	$35,408,923	$(590,881,184)	$77,205,023

BALANCE, December 31, 2024	70,266,550	$668,664,443	$35,375,252	$(595,180,965)	$108,858,730
Share-based compensation	—	—	1,215,828	—	1,215,828
Share units distributed	921,294	4,905,939	(4,905,939)	—	—
Exercise of share purchase options	98,000	1,062,214	(381,572)	—	680,642
Net loss for the period	—	—	—	(8,204,603)	(8,204,603)
BALANCE, March 31, 2025	71,285,844	674,632,596	31,303,569	(603,385,568)	102,550,597
Share sold through offering	32,197,757	425,010,392	—	—	425,010,392
Share issuance costs	—	(13,901,456)	—	—	(13,901,456)
Share-based compensation	—	—	475,557	—	475,557
Share units distributed	195,661	922,276	(922,276)	—	—
Exercise of share purchase options	193,000	2,551,208	(915,945)	—	1,635,263
Net loss for the period	—	—	—	(6,026,329)	(6,026,329)
BALANCE, June 30, 2025	103,872,262	1,089,215,016	29,940,905	(609,411,897)	509,744,024
Share sold through offering	3,693,300	48,751,560	—	—	48,751,560
Share issuance costs	—	(1,950,062)	—	—	(1,950,062)
Share-based compensation	—	—	862,130	—	862,130
Share units distributed	10,000	34,700	(34,700)	—	—
Exercise of share purchase options	40,500	535,526	(192,203)	—	343,323
Net loss for the period	—	—	—	(25,756,120)	(25,756,120)
BALANCE, September 30, 2025	107,616,062	$1,136,586,740	$30,576,132	$(635,168,017)	$531,994,855

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(39,987,052)	$(10,183,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation (Note 4)	2,553,515	2,905,772
Depreciation	98,884	88,639
Environmental liability expense	—	1,422,288
Unrealized foreign exchange (gain) loss	(14,692)	3,193
Gain on sale of equipment	—	(13,333)
Changes in:
Receivables	(30,499)	(5,641,276)
Prepaids	(438,711)	(281,721)
Deposits – Current	(10,603,583)	—
Trade and other payables	5,120,407	2,298,579
CWA settlement payable	(1,000,000)	(500,000)
Environmental reclamation liabilities	—	(1,937,538)
Net cash used in operating activities	(44,301,731)	(11,838,617)

INVESTING ACTIVITIES:
Deposit on equipment purchase	(13,105,337)	(199,568)
Proceeds from sale of silver royalty	—	8,335,115
Investment in mineral properties and interest	(334,942)	(333,230)
Purchase of building and equipment	(1,112,884)	(176,270)
Proceeds from sale of equipment	—	12,000
Net cash provided by (used in) investing activities	(14,553,163)	7,638,047

FINANCING ACTIVITIES:
Proceeds from sale of common shares	473,761,952	11,005,174
Payment of share issue costs	(15,851,519)	(606,871)
Proceeds from exercise of share purchase options (Note 6)	2,659,228	1,786,660
Net cash provided by financing activities	460,569,661	12,184,963

Effect of foreign exchange on cash and cash equivalents	14,692	(3,193)

Net increase (decrease) in cash and cash equivalents	401,729,459	7,981,200
Cash and cash equivalents, beginning of period	44,104,825	3,229,462
Cash and cash equivalents, end of period	$445,834,284	$11,210,662

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating lease liability and right-of-use asset	$68,247	$65,972

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. Operating results for the nine months ended September 30, 2025 may not be indicative of results expected for the full year ending December 31, 2025. Management estimates that the Company’s 2025 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the nine months ended September 30, 2025.

In our audited consolidated financial statements for the year ended December 31, 2024, we reported substantial doubt about the Company’s ability to continue as a going concern due to lack of sufficient funding to meet the Company’s ongoing obligations or advance construction readiness activities for a period of 12 months from the date the annual financial statements were issued. Additional funding was received during 2025 and we have determined our current cash balance is sufficient to satisfy the Company’s ongoing obligations and to continue construction readiness activities and other ongoing operations for at least 12 months from the date these financial statements are issued.

The Company’s long-term plan is to generate future profitable operations through the development of the Stibnite Gold Project, which will require additional financing. The Company does not intend to commence full construction on the Project until full financing is in place for construction of the Project. While such financing is expected to be secured in 2026, if such financing is delayed, the Company has flexibility to defer or delay such expenses until financing is in place. The financing package is expected to include project financing from U.S. EXIM or other sources as well as proceeds from the Company’s recently closed equity offerings.

On September 8, 2025, the Company received a preliminary, non-binding indicative financing term sheet from U.S. EXIM as part of a Preliminary Project Letter conveying U.S. EXIM’s initial due diligence findings to Perpetua on its application for $2 billion in debt financing from U.S. EXIM for the Stibnite Gold Project. Perpetua continues to work with U.S. EXIM to advance through the next stages of U.S. EXIM’s due diligence and loan application process. If the due diligence process is successful, the Company anticipates US EXIM Board consideration by the spring of 2026. Any funding commitment will be dependent on meeting U.S. EXIM’s underwriting criteria, authorization process, finalization and satisfaction of terms and conditions. The amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control.

We believe our Project financing plans will be successful, although there can be no assurance that the Company will successfully complete all of its contemplated plans because these plans are not entirely within our control as of the date hereof. As such, Perpetua remains open to strategic funding opportunities that support Perpetua’s overall financing and development goals for the Project, which may include the issuance of additional equity, new debt, or project specific debt; government funding; offtake, royalty or streaming arrangements; and/or other financing or strategic opportunities. The future receipt of potential funding from these and/or other means cannot be considered certain at this time. In the event Project funding is not available in the amounts or at the times anticipated, the Company may defer certain activities to ensure available cash resources are sufficient to satisfy the Company anticipated expenses until such full project financing is in place.

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and vesting and distribution of awarded share units, if dilutive. The Company’s potential dilutive common shares include outstanding share purchase options, restricted share units (“RSUs”), performance share units (“PSUs”), and deferred share units (“DSUs”). Potentially dilutive shares as of September 30, 2025 and 2024, are as follows:

	September 30,
	2025	2024
Share purchase options	353,000	946,209
Share units (RSU, PSU, DSU)	1,638,215	2,260,750
Balance	1,991,215	3,206,959

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

3.Mineral Properties and Interest

The Company’s mineral properties and interest at the Stibnite Gold Project totaled $67,120,990 and $66,786,048 as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under the United States SEC Regulation S-K 1300. Accordingly, development costs related to such reserves will not be capitalized unless they are incurred after such determination. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.

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

Equity Offerings: On June 11, 2025, the Corporation entered into an underwriting agreement providing for the sale by the Corporation of 22,728,000 shares of its common shares to the underwriters at a price of $13.20 per share. On June 12, 2025, the Corporation entered into an amended and restated underwriting agreement (such underwriting agreement, as amended and restated, the “Underwriting Agreement”) in order to increase the number of common shares issued and sold in the offering to an aggregate of 24,622,000 shares at a price of $13.20 per share. In connection with this offering, the Corporation entered into an agreement with Paulson & Co. Inc. (“Paulson”) to purchase 7,575,757 common shares in a concurrent private placement at the same offering price of $13.20 per share. Prior to entering this private placement agreement, Paulson held in the aggregate approximately 35% ownership of the Corporation’s common shares and therefore, this concurrent private placement was considered a related party transaction. These sales closed on June 16, 2026. Aggregate proceeds received were approximately $411.1 million, which is net of offering costs of approximately $13.9 million.

Pursuant to the Underwriting Agreement, the Corporation granted the underwriters an option to purchase up to an additional 3,693,300 shares within 30 days of the offering, which the underwriters exercised on July 10, 2025. The sale of the option shares closed on July 14, 2025. Proceeds received from the sale of common shares pursuant to the option were approximately $46.8 million, which is net of offering costs of approximately $2.0 million.

Subsequent to quarter end, the Corporation completed several additional equity offerings that are described in Note 9.

c.	Share-based compensation

Share-based compensation was recognized in the unaudited condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Exploration	$552,468	$493,871	$1,677,426	$1,441,800
Corporate salaries and benefits	262,248	399,230	540,592	1,092,454
Directors’ fees	47,414	54,436	335,497	371,518
Total	$862,130	$947,537	$2,553,515	$2,905,772

Share purchase options

The following table summarizes activity for share purchase option activity awarded under the Omnibus Equity Incentive Plan (the “Plan”) that vest over the required service period of the participant:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2023	1,665,750	$9.54
Options exercised	(619,375)	8.04
Options expired	(350,875)	9.52
Balance December 31, 2024	695,500	$10.88
Options exercised	(331,500)	11.11
Options expired	(11,000)	6.20
Balance September 30, 2025	353,000	$10.82

The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the government security rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company. No options were granted during the nine months ended September 30, 2025 and September 30, 2024.

During the three and nine months ended September 30, 2025, the Company’s total share-based compensation from options was $nil (September 30, 2024: nil) and $nil (September 30, 2024: nil), respectively.

As of September 30, 2025, share purchase options outstanding and exercisable were 353,000 and 263,000, respectively, have a weighted average exercise price of C$10.82 and C$11.39, respectively, and have a remaining weighted average life of 0.36 years and 0.33 years, respectively. As of September 30, 2025, all unvested options are expected to vest and there is no unvested compensation.

As of September 30, 2025, the intrinsic value of outstanding and exercisable share purchase options is approximately $4.3 million and $3.2 million, respectively. During the three and nine months ended September 30, 2025, the intrinsic value of share purchase options exercised was $391,497 (September 30, 2024: $456,237) and $2,000,193 (September 30, 2024: $897,381), respectively.

Restricted Share Units

The following table summarizes activity for RSUs awarded under the Plan that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2023	601,640	$3.64
Granted	521,128	3.10
Distributed (vested)	(248,755)	3.76
Cancelled	(2,285)	3.72
Unvested, December 31, 2024	871,728	$3.28
Granted	248,777	8.35
Distributed (vested)	(459,091)	3.39
Cancelled	(86,314)	4.36
Unvested, September 30, 2025	575,100	$5.22

During the nine months ended September 30, 2025, the Company awarded 248,777 RSUs (September 30, 2024: 515,128 RSUs) with a weighted average grant date fair value of $8.35 per RSU (September 30, 2024: $3.02) or approximately $2.1 million in total (September 30, 2024: $1.6 million). During the nine months ended September 30, 2025, the fair value of RSU awards distributed was approximately $4.7 million (September 30, 2024: $1.1 million).

During the three and nine months ended September 30, 2025, the Company recognized $401,336 (September 30, 2024: $367,132) and $1,088,638 (September 30, 2024: $1,059,073), respectively, in compensation expense related to RSUs and expects to record an additional $1.5 million in compensation expense over the next 1.48 years.

The unvested units as of September 30, 2025 are expected to vest as follows:

Remainder of 2025	7,000
2026	289,436
2027	202,961
2028	75,703
Total	575,100

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

Performance Share Units

The following table summarizes activity for PSUs and market-based performance share units (“MPSUs”) awarded under the Plan that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2023	546,583	$6.35
Granted	515,502	4.81
Distributed	(1,395)	4.79
Cancelled	(3,247)	4.92
Unvested, December 31, 2024	1,057,443	$5.61
Granted	176,481	12.53
Added by performance factor on 2022 MPSUs	246,318	6.99
Distributed	(637,081)	6.59
Cancelled	(124,657)	6.25
Unvested, September 30, 2025	718,504	$6.80

During the nine months ended September 30, 2025, the fair value of PSU and MPSU awards distributed was approximately $6.0 million (September 30, 2024: $nil).

During the three and nine months ended September 30, 2025, the Company recognized $413,380 (September 30, 2024: $525,969) and $1,129,380 (September 30, 2024: $1,439,175), respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $2.4 million in compensation expense over the next 1.98 years.

The unvested units as of September 30, 2025 are expected to vest as follows:

Remainder of 2025	56,000
2026	224,969
2027	278,257
2028	159,278
Total	718,504

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

During the nine months ended September 30, 2025, the Company awarded nil PSUs (2024: 120,000 PSUs) that had a weighted average grant date fair value of $nil (2024: $3.95),or $nil (2024: $474,000) in total.

Market-based PSUs: During the nine months ended September 30, 2025 and 2024, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three-year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the nine months ended September 30, 2025, the Company awarded 176,481 MPSUs (2024: 389,502 MPSUs) that had a weighted grant date fair value of $12.53 (2024: $5.00) per MPSU or approximately $2.2 million (2024: $1.9 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

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

Deferred Share Units

The following table summarizes activity for DSUs awarded under the Plan that vest on the date of grant and settle upon the participant’s separation from service:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2023	226,574	$3.68
Granted	115,107	4.01
Outstanding, December 31, 2024	341,681	$3.79
Granted	33,713	9.95
Distributed	(30,783)	3.46
Outstanding, September 30, 2025	344,611	$4.42

Under the Plan, the Company may issue DSUs to non-employee directors. During the three and nine months ended September 30, 2025, 2,514 (September 30, 2024: 5,822) and 33,713 (September 30, 2024: 110,005) share units, respectively, with a fair value of $47,414 (September 30, 2024: $54,436) and $335,497 (September 30, 2024: $407,523) were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the consolidated statements of operations.

5.Environmental Reclamation Liability

On January 15, 2021, the Company agreed to an Administrative Settlement Agreement and Order on Consent (“ASAOC”). The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. During the nine months ended September 30, 2025, the Company did not perform any work on early action items (September 30, 2024: $1.9 million). As of September 30, 2025, no further costs were accrued associated with this liability. Movements in the environmental reclamation liability during the nine months ended September 30, 2025 and 2024 are as follows:

	Nine months ended September 30,
	2025	2024
Balance at beginning of period	$—	$764,607
Additions	—	1,422,288
Work performed on early action items	—	(1,937,538)
Balance at end of period	$—	$249,357

Current portion	$—	$249,357
Non-current portion	—	—
Balance at end of period	$—	$249,357

In 2021, the Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

6.           Commitments and Contingencies

a.Mining Claim Assessments

The Company currently holds mining claims and mill sites for which it has an annual assessment obligation of $334,800 to maintain the claims in good standing. The Company is committed to these payments indefinitely.

b.	Vendor Deposits - Idaho Power Company Procurement Contract

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

The deposit with IPCo is updated each reporting period to reflect payments made to IPCo and costs incurred by IPCo. Costs incurred are currently charged to exploration in the consolidated statements of operations in accordance with the Company’s accounting policies. Movements in the IPCo deposit during the nine months ended September 30, 2025 and 2024 are as follows:

	Nine months ended September 30,
	2025	2024
Balance at beginning of period	$—	$—
Deposits	18,759,381	—
Costs incurred - expense	(10,309,237)	—
Balance at end of period	$8,450,144	$—

Current portion	$8,450,144	$—
Non-current portion	—	—
Balance at end of period	$8,450,144	$—

c.    Vendor Deposits - ATCO Camp Supply and Installation Contract

On August 29, 2025, the Company entered into a camp supply and installation agreement with ATCO Structures & Logistics (USA) Inc. (“ATCO”) for the design, construction and installation of a 1,010-person turnkey camp accommodation and site package. Under the terms of the agreement, the Company agreed to pay ATCO $131.7 million for work under the agreement. Except for certain specified owner and third-party work outlined in the agreement, the work to be performed by ATCO includes all of the work required for the procurement of all camp infrastructure, transportation and delivery of materials to the site, performance of all site preparation, installation, and utility tie-ins, and commissioning of the facilities for occupancy. The agreement includes standard provisions allowing for equitable adjustments to the contract price, including in connection with certain tax events, scope modifications, or demobilization exclusions at the Company’s election. If ATCO fails to achieve substantial completion of the applicable portion of the work prior to September 24, 2026 (as may be adjusted pursuant to the terms of the agreement), ATCO will be liable for liquidated damages up to a specified cap. The Company may terminate the agreement for convenience by giving 30 days’ notice to ATCO. In the event of a termination for convenience, the Company would be obligated to pay ATCO for work properly executed and materials satisfactorily supplied; costs incurred in terminating, preserving and protecting the work; and demobilization costs. The initial payments totaling $13.35 million were paid following execution of the agreement and remaining payments are expected to be made monthly through April 2027.

The deposit with ATCO is updated each reporting period to reflect payments made to ATCO and costs incurred by ATCO. The ATCO modular buildings have an alternative future use or could be resold such that certain costs will be recorded as a non-current deposit and transferred to construction in process over the performance period before being recognized as an asset upon completion. Certain other costs that are unique to the Company and do not have an alternative future use will be charged as incurred to exploration in the consolidated statements of operations in accordance with the Company’s accounting policies. Movements in the ATCO deposit during the nine months ended September 30, 2025 and 2024 are as follows:

	Nine months ended September 30,
	2025	2024
Balance at beginning of period	$—	$—
Deposits	13,350,000	—
Costs incurred – expense	(244,663)	—
Costs incurred – asset	—	—
Balance at end of period	$13,105,337	$—

Current portion	$—	$—
Non-current portion	13,105,337	—
Balance at end of period	$13,105,337	$—

d.    Vendor Deposits – Other

In addition to the material vendor agreements discussed in Notes 6b and 6c, the Company has also entered into certain other agreements related to long-lead equipment, infrastructure and services related to the development of the Project. These agreements contain certain fixed and determinable cost components, as well as components that are variable based on time and materials. Movements in other vendor deposits during the nine months ended September 30, 2025 and 2024 are as follows:

	Nine months ended September 30,
	2025	2024
Balance at beginning of period	$—	$—
Deposits	2,153,439	—
Costs incurred – expense	—	—
Costs incurred – asset	—	—
Balance at end of period	$2,153,439	$—

Current portion	$2,153,439	$—
Non-current portion	—	—
Balance at end of period	$2,153,439	$—

e.	Stibnite Foundation

The Stibnite Foundation (“Foundation”) was established in February 2019 to support projects that benefit the communities surrounding the Stibnite Gold Project and created through the establishment of the Community Agreement between Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

Upon formation of the Foundation, the Company became contractually liable for certain future payments to the Foundation based on several triggering events, including receipt of a final Record of Decision (“ROD”) issued by the U.S. Forest Service (“USFS”), receipt of all permits and approvals necessary for commencement of construction, commercial production, and of the final reclamation phase.

Since 2019, the Company has contributed, or caused to be contributed, $750,000 in cash and 150,000 in common shares of the Company which includes $450,000 in cash contributions during the nine months ended September 30, 2025 (September 30, 2024: $nil). Future cash payments due include $500,000 upon commercial production, annual payments during commercial production as described below, and $1.0 million upon commencement of final reclamation phase. There is also a future issuance of 150,000 common shares of the Company upon receipt of all permits for construction. During commercial production, the Company will make annual payments to the Stibnite Foundation equal to 1% of total comprehensive income less debt repayments, or a minimum of $0.5 million each year.

f.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of September 30, 2025, the option payments due on these properties in 2025 are approximately $30,000, which will be paid later this year. The agreements include options to extend.

g.	Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2025.

h.    Legal Update

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the CWA allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit against the Company in the U.S. District Court for the District of Idaho. The Company filed an answer generally denying liability and later, the court allowed the Company to amend and file a third-party complaint against the USFS. The Company also filed a separate CWA citizen suit against the USFS alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government. Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. Environmental Protection Agency (“U.S. EPA”) and the United States Department of Agriculture (“USDA”), the Company agreed to dismiss its pending actions against the USFS without prejudice.

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the Tribe’s CWA claims. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023 which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice will be entered after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the Company anticipates that the parties will submit a stipulation for dismissal with prejudice to the District Court. The Company recognized an expense of $5.0 million during the second quarter of 2023. During the twelve months ended December 31, 2024, the Company paid $2,000,000 towards this settlement obligation. As of September 30, 2025, CWA settlement payable current portion is $nil with the remaining $2,000,000 classified as long-term.

The voluntary Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) ASAOC entered into by the Company, the U.S. EPA, and the USDA required numerous early cleanup actions (referenced as “Phase 1” in the ASAOC) relating to legacy environmental conditions left by other mining companies. The Company began the Phase 1 activities in 2022. As of September 30, 2025, the Company determined it had completed all Phase 1 response actions required by the ASAOC and filed necessary reports (called Removal Action Completion Report (“RACR”) in the ASAOC) with the U.S. EPA and USDA with respect to such completion. Pursuant to the terms of the ASAOC, the Company’s Phase 1 work will not be considered complete until U.S. EPA and USDA have approved the RACR submitted by the Company. As of September 30, 2025, the RACR remains under review by the federal agencies and no further costs were accrued associated with this Phase 1 liability. During the nine months ended September 30, 2025, the Company spent $nil on Phase 1 activities (September 30, 2024: $1.9 million). The ASAOC includes a process under which the Company and the signatory federal agencies will evaluate whether the Company will proceed with additional response actions after federal agencies confirm that the Phase 1 work has been completed in accordance with the ASAOC requirements. The scope of any such potential additional actions following the completion of Phase 1 and their costs have not yet been determined.

Following the USFS’ publication of the ROD and Final Environmental Impact Statement Errata (the “FEIS”) authorizing the mine plan for the Project, claims were filed in the U.S. District Court for the District of Idaho against the USFS, the USDA and other federal agencies on February 18, 2025 in the United States District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions (as defined below), and Project approvals and enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the

District Court on April 2, 2025. The District Court subsequently entered a scheduling order requiring various procedural and dispositive matters, including any motions for summary judgment, to be filed and briefed before December 2025.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture, and other federal agencies in the United States District Court for the District of Idaho the challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of the National Environmental Policy Act (“NEPA”) and other federal statutes, regulations, rules, and requirements in the regulatory review and approval process in of the Project. Among other remedies, the Tribe seeks to vacate the USFS ROD, the Final Environmental Impact, Final Biological Opinions (as defined below), and other approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025. A scheduling order has not been entered in this case.

The U.S. District Court on October 2, 2025 issued a general order staying all civil cases listed in the order due to the partial shutdown of the federal government over appropriations for the government. The list included the separate lawsuits filed by the Nez Perce Tribe and by the environmental mentioned above challenging the USFS ROD and other federal agency approvals. This stay does not affect the validity of the USFS ROD or any of the other approvals challenged in either of these lawsuits in connection with the Stibnite Gold Project, and all such approvals remain in effect.

The Company believes the USFS ROD and other federal regulatory processes challenged in the two foregoing federal lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the Project approvals challenged in those two cases will be upheld upon judicial review.

The Idaho Board of Environmental Quality (“IBEQ”) published an order on May 27, 2025 upholding the air permit to construct (“PTC”) issued by the Idaho Department of Quality (“IDEQ”) in June 2022 and denying certain petitioners’ appeal from various administrative proceedings with respect to the PTC. The IBEQ on June 27, 2025 denied the petitioners’ motion for reconsideration. Thereafter, the petitioners filed a petition for judicial review in the Idaho state district court for the County of Ada against the IBEQ and IDEQ seeking to set aside the PTC as violative of applicable law and challenging the decisions of the IBEQ upholding the PTC. IDEQ and the IBEQ thereafter moved to dismiss the complaint on procedural grounds, and the court denied that motion and allowed the petitioners to amend their petition. The petitioners’ amended petition, which names the Company as well as IDEQ and the IBEQ as defendants was served on the Company on or about September 23, 2025. A scheduling order has not been entered by the court regarding the amended petition. The Company believes that the IDEQ and the IBEQ properly followed Idaho law in issuing the PTC. However, there can be no assurance that the PTC will be upheld upon judicial review.

On March 20, 2025, a putative federal class action lawsuit was filed in the United States District Court for the District of Idaho against the Company and certain of its current officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The claim, captioned Barnes et al. v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements during the period from April 17, 2024 to February 13, 2025 regarding the Company’s expected capital expenditures for the Stibnite Gold Project. The complaint seeks unspecified compensatory damages. The District Court has issued a scheduling order in this case requiring various procedural and substantive motions to be filed by the parties prior to the end of 2025. These deadlines can be modified by the court. The Company filed a motion to dismiss the plaintiffs’ amended complaint on September 30, 2025. The Company believes that the claim is without merit and intends to vigorously defend itself. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

7.Government Grants

The Company has been awarded government grants by the U.S. Department of War (“DOW”) as described below. Accounting for these DOW grants does not fall under Accounting Standard Codification 606, Revenue from Contracts with Customers, as the DOW does not meet the definition of a customer under this standard. The DOW grant proceeds, which will be used to reimburse expenses incurred, meet the definition of grants related to expenses as the primary purpose for the payments is to fund research and development on antimony trisulfide and advancement of the Company’s Stibnite Gold Project.

During the three and nine months ended September 30, 2025 and 2024, grant income included the following:

	Three months ended September 30,		Nine months ended September 30,
Government Grant	2025	2024	2025	2024
DPA	$—	$12,615,643	$10,003,859	$23,665,277
DOTC	3,332,365	304,774	4,633,075	2,900,521
Total	$3,332,365	$12,920,417	$14,636,934	$26,565,798

As of September 30, 2025 and December 31, 2024, grant receivable, which is included in receivables on the consolidated balance sheets, include the following:

	September 30,	December 31,
	2025	2024
DPA	$—	$2,382,594
DOTC	1,915,015	106,827
Total	$1,915,015	$2,489,421

Information regarding each individual grant is as follows:

DPA Grant: On December 16, 2022, the Company entered into an undefinitized Technology Investment Agreement (“TIA”) with the DOW - Air Force Research Laboratory for an award of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOW, establishing the full not-to-exceed amount of $24.8 million. On May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million. The funding objective of the TIA is to complete environmental and engineering studies necessary to obtain a Final Environmental Impact Statement, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials at the Stibnite Gold Project. Proceeds from the grant were used primarily to reimburse the Company for certain costs incurred through June 16, 2025 related to environmental baseline data monitoring, environmental and technical studies and other activities related to advancing the Company’s construction readiness and the permitting process for the Stibnite Gold Project. During the three and nine months ended September 30, 2025, the Company received cash from this grant of $592,242 (2024: $11,667,011) and $12,386,454 (2024: $16,417,506), respectively, for reimbursement of certain costs incurred. The TIA expired on June 16, 2025 and no additional funds are available under the program.

DOW Ordnance Technology Consortium (“DOTC”) Grant: On August 18, 2023, the Company was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction Authority of the DOW through the DOTC. On May 28, 2025, the Company was awarded up to $6.9 million in additional funding by the DOTC under the OTIA. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOW to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $22.4 million, which is subject to adjustment by the DOW based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations. During the three and nine months ended September 30, 2025, the Company received cash from this grant of $2,436,321 (September 30, 2024: $39,329) and $2,824,887 (September 30, 2024: $4,505,821), respectively, for reimbursement of certain costs incurred of $2,175,287 (September 30, 2024: $35,115) and $2,522,221 (September 30, 2024: 4,023,054) and 12% fee income of $261,034 (September 30, 2024: $4,214) and $302,666 (September 30, 2024: 482,767), respectively. During the three and nine months ended September 30, 2025, grant income includes $357,039 (September 30, 2024: $32,654) and $496,401 (September 30, 2024: $310,770), respectively, of 12% fee income earned on costs incurred.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Consulting and labor cost	$3,922,799	$1,841,587	$9,251,511	$5,412,861
Engineering	22,688,621	8,531,804	32,486,009	16,778,292
Environmental and reclamation	35,683	112,037	316,701	282,360
Field operations and drilling support	2,390,295	1,140,253	5,272,927	2,495,489
Legal and sustainability	542,098	319,685	1,467,479	905,679
Permitting	2,547,687	2,565,487	7,392,522	5,642,569
TOTAL EXPLORATION	$32,127,183	$14,510,853	$56,187,149	$31,517,250

9.           Subsequent Events

a.    Financial Assurance

In connection with the conditional Notice to Proceed from the USFS for the Stibnite Gold Project, which required the Company to post joint construction phase financial assurance bonding agreed to by the USFS, Idaho Department of Lands (“IDL”), and U.S. Army Corps of Engineers (“USACE”), the Company entered into multiple related financial agreements as described below to satisfy the financial assurance requirements necessary to commence construction.

On October 17, 2025, the Company, as principal, and Endurance Assurance Corporation (“Endurance”), a subsidiary of Sompo International, as surety, posted a joint reclamation performance bond for the Project’s construction phase in the penal sum of $139,024,637 (the “Surety Bond”) in favor of the United States (acting by and through the USFS as obligee) and the State of Idaho (acting by and through the IDL as co-obligee). The Surety Bond will remain in place until all reclamation obligations subject thereto have been fully performed or until the Company files, and the USFS and IDL accept replacement financial assurance. The Surety Bond carries a 1.5% annual fee, and includes covenants, reporting requirements, collateral maintenance, and event of default provisions.

In connection with the Surety Bond, the Company entered into an indemnity agreement (“Indemnity Agreement”) with Endurance, Endurance American Insurance Company, Lexon Insurance Company, and Bond Safeguard Insurance Company (collectively, the “Surety”), all of which are subsidiaries of Sompo International. Under the Indemnity Agreement and the accompanying Disturbed Acres and Minimum Liquidity Rider (collectively, the “Indemnity Agreement”), the Company is contingently liable to fully indemnify and reimburse the Surety for any losses, costs, expenses, fees, interest, and premiums incurred in connection with (i) the execution of any bond undertaken between the Company and the Surety, (ii) as a result of the Company failing to perform or comply with the covenants and conditions of Indemnity Agreement, and (iii) enforcing any of the covenants and conditions of the Indemnity Agreement. The maximum potential undiscounted liability of the Company under the Indemnity Agreement is the full amount of the Surety Bond (approximately $139 million), plus all related costs and fees. These obligations are contingent unless triggered by breach or claim, at which point the liability becomes direct.

As collateral for the Surety Bond, on October 15, 2025, The Bank of Nova Scotia (the “Bank”) issued an irrevocable standby letter of credit for up to $35 million in favor of the Surety as beneficiaries (the “Letter of Credit”), for the account of the Company. The Letter of Credit expires one year from issuance, and is automatically extended unless notice of non-extension is provided at least sixty days prior to expiry. The Letter of Credit was issued pursuant to a credit facility agreement between the Bank and the Company, effective as of October 15, 2025 (the “Credit Facility”), which provides for up to $39.5 million in standby letters of credit and guarantees and is secured by a deposit of $40.5 million in cash. The Credit Facility carries a 1% annual fee, and includes covenants, reporting requirements, collateral maintenance, and event of default provisions.

b.    Equity Offerings

Private Placements

On October 27, 2025, the Corporation entered into subscription agreements with Agnico Eagle and JPMorgan, respectively, pursuant to which the Corporation agreed to sell and issue, for aggregate gross proceeds of US$255 million (i) 10,944,205 common shares, no par value, of the Corporation at a price of US$23.30 per common share, 7,725,321 to Agnico Eagle and 3,218,884 to JPMorgan; and (ii) common share purchase warrants (the “Warrants”) to purchase up to an aggregate of 4,053,408 common shares at the prices and on the terms and conditions set forth therein and described below (the “Private Placements”). The Private Placements closed on October 28, 2025.

The terms of the Warrants are set forth in warrant certificates delivered at closing and entitle Agnico Eagle and JPMorgan to acquire 2,861,229 and 1,192,179 common shares, respectively (the “Warrant Shares”). Each investor’s Warrants were issued in three tranches, with one-third expiring on each of the first, second and third anniversaries of the closing date. The one-, two- and three-year Warrants will be exercisable at prices of $31.46, $34.95 and $38.45 per common share, respectively. The Warrants are subject to repurchase by the Corporation if the closing price of the common shares exceeds 130% of the respective exercise prices of each tranche of Warrants for a specified period and a registration statement covering the Warrant Shares is effective. The warrant certificates contain customary adjustment provisions in connection with, among other things, (i) share splits and distributions, (ii) rights offerings and (iii) certain events involving a capital reorganization, reclassification, combination or merger of the Corporation.

On November 14, 2025, the Corporation entered into a subscription agreement with a private, non-affiliated investor pursuant to which the Corporation agreed to sell and issue, for aggregate gross proceeds of $24.3 million (i) 1,000,000 common shares, no par value, of the Corporation at a price of $24.25 per common share, and (ii) Warrants for an aggregate issue price of $1.00, which Warrants are exercisable to purchase up to an aggregate of 400,000 common shares to be issued in three tranches on substantially the same terms and conditions as the Warrants issued in the Private Placements. This transaction is expected to close on or about November 19, 2025.

Public Offering

On October 28, 2025, the Corporation entered into an underwriting agreement with BMO Capital Markets Corp., as representative of the several underwriters named therein, pursuant to which the Corporation agreed to issue and sell an aggregate of 2,938,000 common shares of the Corporation in the United States (the “Offering”) at a price to the public of $24.25 per share, for gross proceeds of $71.2 million and net proceeds to the Corporation of $67.9 million. Agnico Eagle exercised its pro rata participation right with respect to the Offering in a concurrent private placement at the public offering price of the Offering which resulted in the issuance of an additional 280,415 common shares for proceeds to the Corporation of $6.8 million (the “Concurrent Private Placement”). The Offering closed on October 30, 2025, and the Concurrent Private Placement closed on October 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024 with our unaudited condensed consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

2025 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country and restore an abandoned brownfield site. Perpetua Resources’ focus for the remainder of 2025 is on the following:

●	Advance comprehensive project financing plan described in “Financing Update” below, which includes progressing the U.S. EXIM application for project financing;
●	Advance detailed engineering, contracting, long lead procurement, and execution planning to be full sanction construction-ready in the spring of 2026; and
●	Expand the management team and workforce to support full-scale construction and operations.

Third Quarter 2025 and Recent Key Highlights

●	Zero lost time incidents or reportable environmental spills.
●	Full exercise of underwriter option for June equity offering for $49 million in gross proceeds closed July 14, 2025.
●	Received the Preliminary Project Letter and Indicative Term Sheet from U.S. EXIM on September 8, 2025 regarding the Company’s application for $2.0 billion debt financing.
●	Conditional Notice to Proceed received from the USFS on September 19, 2025 authorizing Project development upon placement of financial assurance.
●	Issued request for proposal to assess technical and economic feasibility of off-site processing facilities from third parties to secure antimony for domestic uses.
●	Appointment of Mark Murchison to succeed Jessica Largent as Chief Financial Officer effective October 1, 2025.
●	Began early works construction for the Stibnite Gold Project on October 21, 2025 upon placement of financial assurance and receipt of the signed Plan of Operations from the USFS.
●	Received $255 Million in gross proceeds upon closing of a strategic equity investment from Agnico Eagle and JPMorgan on October 28, 2025.
●	Received $78 million in gross proceeds upon closing of a registered equity offering and concurrent private placement on October 30 and 31, 2025.

Financing Update

The Company has continued to execute and develop its comprehensive plan to finance construction of the Project since it was announced in June 2025. The construction financing is currently expected to primarily include the following elements:

●	Equity – $807 million in aggregate gross proceeds from several equity offerings from June 2025 through October 2025; proceeds of these offerings are expected to be used to fund the construction and development of the Stibnite Gold Project, working capital costs in excess of the Project capital costs, continuing exploration and development activities, restoration and reclamation work, and for general corporate purposes:
o

$474 million in aggregate gross proceeds upon closing of a registered equity offering and concurrent private placement in June 2025 and exercise and closing of the related underwriter option in July 2025;

o	$255 million in aggregate gross proceeds upon closing of a strategic equity investment from Agnico Eagle and JPMorgan on October 28, 2025; and
o	$78 million in aggregate gross proceeds upon closing of a registered equity offering and concurrent private placement on October 30 and 31, 2025.
●	U.S. EXIM Debt – Up to $2.0 billion project finance debt facility from U.S. EXIM; the Company’s formal application was submitted in May 2025; U.S. EXIM’s preliminary project letter and indicative terms sheet was received in September 2025; subject to successful due diligence and negotiation, the Company anticipates EXIM Board consideration by the spring of 2026 and closing the debt financing in 2026. There is no assurance that this or similar agreements will be entered into on the terms, for the amounts or on the timelines anticipated, if at all. See “Item 1A – Risk Factors.”
●	Financial Assurance – To facilitate satisfaction of construction phase financial assurance requirements, in October 2025, the Company entered into multiple related financial agreements described in Note 9 with respect to $139.0 million of the $155.4 million construction phase financial assurance requirements. We expect to replace the current financial assurance package with other non-cash financial assurance arrangements prior to or in connection with finalizing the full financing package for the Project.
●	Cost Overrun Facilities – As a condition to the closing of the U.S. EXIM financing, the Company may be required to put in place one or more secured accounts or facilities to fund cost overruns during the construction phase of the Project; the Company is exploring various options for such facilities, which may include cash on hand, subordinated debt, letters of credit or other financial instruments.

In connection with the $255 million private placement in October 2025, the Corporation issued warrants to purchase up to 4,053,408 common shares, priced at 35%, 50% and 65% premiums to the price of the common shares included in the Private Placement and over one, two and three year periods following closing, respectively, for potential proceeds of up to $142 million if all warrants are exercised. The Company expects to use any proceeds from the exercise of the warrants to support exploration activities, working capital and for general corporate purposes.

See additional details in the “Liquidity and Capital Resources” section below.

Construction Readiness, Contracting and Early Works Activities

Since the Board of Directors approved a revised 2025 budget for early works construction in August 2025, the Company has accelerated construction readiness and contracting activities. Recent updates include:

●	Commenced process plant detailed engineering with Ausenco Engineering USA South Inc.;
●	Commenced pressure oxidation detailed engineering with Hatch Associates Consultants Inc.;
●	Issued Request for Proposal (“RFP”) for the Engineering, Procurement and Construction Management of Project;
●	Issued RFP for Offtake and Processing of Antimony Concentrate;
●	Continued power line detailed scoping and engineering with IPCo, who engaged Kiewit Corporation for this work;
●	Entered into an agreement with ATCO for the design, construction and installation of a 1,010-person turnkey camp accommodation and site package;
●	Commenced early works construction on October 21, 2025 upon posting financial assurance as further described below; and

●	Continued negotiating key design and execution contracts.

After posting required construction phase financial assurance with the USFS, IDL, and USACE and receiving confirmation from those agencies of approval of this construction phase financial assurance on September 20 and 21, 2025, the Company commenced construction on certain early works activities for the Stibnite Gold Project as authorized by the USFS, IDL, and USACE. Early works construction activities are limited to activities permitted under the authorizations issued by the USFS, IDL and USACE, the terms of the financial assurance agreements and the voluntary stipulations entered into by PRII and the plaintiffs in the two pending cases in federal district court challenging the USFS ROD and other federal agency approvals referenced above, which stipulations are further described under “–NEPA Permitting Update” below.

See additional details in the Liquidity and Capital Resources section below.

NEPA Permitting Update

On January 3, 2025, the USFS published the ROD and FEIS authorizing the Modified Mine Plan for the Project. Per the requirements of the FEIS and ROD, Perpetua was required to prepare numerous plans comprising the suite of Environmental Monitoring and Management Plans. These plans were to incorporate Project updates as well as required mitigation measures, environmental protection measures, financial assurance, and design features in this additional documentation. The various plans included a Final Mine Plan of Operations. On July 31, 2025, Perpetua received notice from the USFS that the Plan of Operations was considered complete.

On September 19, 2025, the USFS issued its conditional Notice to Proceed from the USFS for the Stibnite Gold Project, which stated the Project has satisfied the requirements outlined in the January 2025 ROD necessary to begin construction and that the Project may begin construction conditioned only on the Company posting of the joint construction phase financial assurance bonding agreed to by USFS, IDL, and USACE for the Project.

Perpetua subsequently posted the agreed upon joint construction phase financial assurance bonding for the Project, and the USFS on October 20, 2025 issued Notice that the requirements necessary to start construction had been satisfied, the Plan of Operations had been signed, and the Project could enter construction subject to terms and conditions specified in the Notice. IDL and USACE on October 21, 2025 also issued notices confirming that the requirements necessary to begin construction under their respective approvals for the Project, including posting the agreed upon joint financial assurance, had been met and that the Company could begin construction subject to the terms and conditions identified by those agencies.

Following the USFS’ publication of the ROD and FEIS authorizing the mine plan for the Project, claims were filed against the USFS, USDA, and other federal agencies on February 18, 2025 in the United States District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions issued by the U.S. Fish and Wildlife Service and the National Marine Fisheries Service on September 6, 2024 and October 7, 2024, respectively (together, the “Final Biological Opinions”) and Project approvals and enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the district court on April 2, 2025. The District Court issued a scheduling order under which all procedural and dispositive motions are required to be filed by the end of 2025.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture, and other federal agencies in the United States District Court for the District of Idaho the challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of NEPA and other federal statutes, regulations, rules, and requirements in the regulatory review and approval process in of the Project. Among other remedies, the Tribe seeks to vacate the USFS ROD, the Final Environmental Impact, Final Biological Opinions, and other approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025. A scheduling order has not been entered in this case.

The U.S. District Court on October 2, 2025 issued a general order staying all civil cases listed in the order due to the partial shutdown of the federal government over appropriations for the government. The list included the separate lawsuits filed by the Nez Perce Tribe and by the environmental mentioned above challenging the USFS ROD and other federal agency approvals. This stay does not affect the validity of the USFS ROD or any of the other approvals challenged in either of these lawsuits in connection with the Stibnite Gold Project, and all such approvals remain in effect.

The Company believes the USFS ROD and other federal regulatory processes challenged in the two foregoing federal lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the Project approvals challenged in those two cases will be upheld upon judicial review. Before this early works construction commenced, the Company entered into voluntary stipulations with the plaintiffs in the two above mentioned federal lawsuits filed by certain environmental advocacy groups and the Nez Perce Tribe challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project. Those stipulations place certain restrictions on the construction activities for the Stibnite Gold Project until February 1, 2026. In exchange for the Company’s commitments to these restrictions, the plaintiffs in each case agreed not to seek a preliminary injunction against development of the Project in conformance with the stipulations during the restriction period until February 1, 2026. These stipulations were filed with the U.S. District Court for the District of Idaho in the two federal lawsuits.

On May 19, 2025, the USACE issued the CWA Section 404 permit for the Project, which included the Compensatory Mitigation Plan and associated financial assurance. The Army Corps has been a part of the review process as a cooperating agency since the Company began the federal NEPA process and has been formally evaluating the Section 404 permit application since 2023. The Section 404 permit was the last remaining federal permit needed to advance the Project towards a construction decision. On October 21, 2025, USACE issued letter to the Company confirming that the conditions set forth in the Section 404 permit necessary to begin construction, including posting of construction phase financial assurance, had been met.

Ancillary Permitting Update

With receipt of all federal permits, the Company is focused on advancing the Project towards a full construction decision, including finalizing the remaining state permits and securing project financing. Recent permitting updates include:

●	In May 2024, the IDEQ issued its final CWA Section 401 Water Quality Certification for the Project (the “Certification”). In the second quarter of 2024, certain parties initiated a state administrative challenge to the Certification that will require a contested case hearing on certain issues. In March 2025, IDEQ provided a notice of intent to modify its original Certification. IDEQ released its draft modification for public comment in July 2025. The scheduling order for the contested case proceeding has been vacated in light of the IDEQ’s modification action, and a new hearing date has not yet been set.
●	IDEQ issued an Air PTC in 2022 that was followed by certain state administrative challenges. On May 27, 2025, the Idaho Board of Environmental Quality (“IBEQ”) released its final order rejecting by certain petitioners’ appeal from the hearing officer’s decision in favor of the Company and the IDEQ with respect to the PTC. In May 2025, the petitioners also filed a motion for reconsideration asking the IBEQ to reverse its previous decision (in May 2024) approving the air compliance boundaries set by IDEQ in the PTC, which motion was rejected by IBEQ on June 27, 2025. In July 2025, the same petitioners filed a petition for judicial review in Idaho state court challenging the decisions of the IDEQ to issue the PTC and of the IBEQ in upholding the permit. IDEQ and IBEQ thereafter moved to dismiss the complaint on procedural grounds, and the court denied that motion and allowed the petitioners to amend their petition. The petitioners’ amended petition, which names the Company as well as IDEQ and the Board as defendants was served on the Company on or about September 23, 2025. The court has entered an order dismissing the Board as a party and requiring all briefs of the parties to be filed by an outside date of January 16, 2026.
●	On March 31, 2025, the IDEQ issued the final cyanidation permit approving the tailing storage facility and water quality monitoring plan. IDEQ’s review of the remaining portions of the Company’s application for a cyanidation facility permit remain pending.
●	On March 31, 2025, the Idaho Department of Lands (“IDL”) approved the cyanidation facility permanent closure plan, reclamation plan, and associated financial assurance model estimate. IDL issued supplemental orders on September 12, 2025, September 16, 2025 and October 21, 2025 approving certain modifications to these plans and the associated financial assurance estimate.
●	On January 24, 2025, the Director of the Idaho Department of Water Resources (“IDWR”) issued a final order granting the Company’s application for certain water rights to be used in connection with the Project.
●	Between July 2025 and October 2025, IDWR issued five stream alteration permits to Perpetua with respect to various elements of the Project.

Previously submitted permit applications are continuing through the administrative review process. These include applications to IDEQ for the Idaho Pollutant Discharge Elimination System (“IPDES”) discharge permits (including an individual industrial wastewater discharge permit and a sanitary wastewater permit), and to IDWR for one remaining stream alteration permit. IDEQ released the draft individual industrial wastewater discharge IPDES permit and the draft modification to the Clean Water Act 401 certification for public comment in July 2025 and the Company anticipates decisions on these drafts in the fourth quarter of 2025.

Results of Operations

Three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
EXPENSES
Corporate salaries and benefits	$411,167	$572,176	$1,097,045	$1,618,354
Depreciation	35,694	30,886	98,884	88,639
Directors’ fees	54,403	54,436	356,330	371,518
Exploration	32,127,183	14,510,853	56,187,149	31,517,250
Environmental liability expense	—	854,662	—	1,422,288
General and administration	197,100	140,829	478,887	403,966
Professional fees	791,872	253,185	1,754,008	1,046,200
Shareholder and regulatory	120,121	117,880	467,523	381,745
OPERATING LOSS	33,737,540	16,534,907	60,439,826	36,849,960

OTHER (INCOME) EXPENSES
Grant income	(3,332,365)	(12,920,417)	(14,636,934)	(26,565,798)
Interest income	(4,673,147)	(41,810)	(5,815,137)	(101,168)
Other (income) expenses	24,092	(7,700)	(703)	226
Total other (income) expenses	(7,981,420)	(12,969,927)	(20,452,774)	(26,666,740)

NET LOSS	$25,756,120	$3,564,980	$39,987,052	$10,183,220

Net Loss

Net loss for the three months ended September 30, 2025 was $25.8 million compared with a net loss of $3.6 million for the three months ended September 30, 2024. The increase compared to the prior year period was primarily attributable to a $17.6 million increase in exploration expense and a $9.6 million decrease in grant income, partially offset by a $4.6 million increase in interest income.

Net loss for the nine months ended September 30, 2025 was $40.0 million compared with a net loss of $10.2 million for the nine months ended September 30, 2024. The increase compared to the prior year period was primarily attributable to a $24.7 million increase in exploration expense and a $11.9 million decrease in grant income, partially offset by a $5.7 million increase in interest income.

Corporate Salaries and Benefits

This expense relates to salaries and benefits of the employees not directly involved in the exploration and evaluation of the Stibnite Gold Project, primarily corporate employees. Corporate salaries and benefits expense for the three months ended September 30, 2025 was $0.4 million, which was lower than the 2024 comparative period primarily due to lower corporate headcount. Corporate salaries and benefits expense for the nine months ended September 30, 2025 was $1.1 million, which was lower than the 2024 comparative period primarily due to reversal of share-based compensation upon forfeiture of certain unvested equity awards in connection with employee departures.

Directors’ Fees

Each of the Corporation’s non-executive directors is entitled to annual base fees paid in quarterly installments, with the independent Lead Director, Chairs of Board Committees and Members of Board Committees receiving additional fees commensurate with each role. Directors’ fees are inclusive of cash fees and share-based compensation (deferred share units). Directors’ fees for the three and nine months ended September 30, 2025 were $0.1 million and $0.4 million, respectively, which was in line with the 2024 comparative periods.

Exploration

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations, engineering, permitting, environmental, legal and sustainability costs. Exploration expenses during the three and nine months ended September 30, 2025 were $32.1 million and $56.2 million, respectively, which was higher than the 2024 comparative period primarily due to a ramp up in construction readiness activities following key permitting milestones and recent financings. See additional details in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Consulting and labor cost	$3,922,799	$1,841,587	$9,251,511	$5,412,861
Engineering	22,688,621	8,531,804	32,486,009	16,778,292
Environmental and reclamation	35,683	112,037	316,701	282,360
Field operations and drilling support	2,390,295	1,140,253	5,272,927	2,495,489
Legal and sustainability	542,098	319,685	1,467,479	905,679
Permitting	2,547,687	2,565,487	7,392,522	5,642,569
TOTAL EXPLORATION	$32,127,183	$14,510,853	$56,187,149	$31,517,250

Environmental Liability Expense

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Environmental liability expenses for the three and nine months ended September 30, 2025 were $nil, which was lower than the 2024 comparative periods due to the Company’s determination in late 2024 that it had completed all Phase 1 response actions required by the ASAOC. The Company has filed necessary reports with the U.S. EPA and USDA with respect to such completion, and no further costs are accrued for this Phase 1 liability as of September 30, 2025.

General and Administrative

This expense is predominantly related to the cost of insurance policies for the U.S. offices. General and administrative expenses for the three and nine months ended September 30, 2025 were $0.2 million and $0.5 million, respectively, which was in line with the 2024 comparative periods.

Professional Fees

This expense relates to the legal, accounting and consulting costs of the Corporation. Professional fees for the three and nine months ended September 30, 2025 were $0.8 million and $1.8 million, respectively, which was higher than the 2024 comparative period primarily due to legal expenses related to the securities lawsuit.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications. Shareholder and regulatory expenses for the three and nine months ended September 30, 2025 were $0.1 million and $0.5 million, respectively, which was in line with the 2024 comparative periods.

Grant Income

This income results from funding grants awarded to the Company from the DOW to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD, and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income for the three and nine months ended September 30, 2025 was $3.3 million and $14.6 million, respectively, which was lower than the comparable periods in 2024 due to the DPA funding being exhausted in May 2025.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income for the three and nine months ended September 30, 2025 was $4.7 million and $5.8 million, respectively, which was higher than the comparable periods in 2024 due to higher average cash balances.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of September 30, 2025, Perpetua Resources had cash and cash equivalents totaling approximately $445.8 million, approximately $2.6 million in receivables, $1.1 million in prepaids, $10.6 million in current deposits, and $10.8 million in trade and other payables. An additional $254.0 million in net cash proceeds were received on October 28, 2025 from the sale of common shares pursuant to the private placement with Agnico Eagle and JPMorgan and an additional $67.9 million in net cash proceeds was received on October 30, 2025 from the sale of common shares pursuant to a public offering and an additional $6.8 million in cash proceeds was received on October 31, 2025, from the sale of shares in a concurrent private placement with Agnico Eagle. As of October 31, 2025, Perpetua Resources had cash and cash equivalents totaling approximately $720 million. See additional discussion in “Capital Resources” section below.

The Company’s short-term liquidity needs include costs related to ongoing permitting, financial assurance, engineering, project financing, general corporate, and administrative costs as the Company prepares for a full construction decision for the Project, as well as certain early works construction activities and down payments on long-lead items approved for early investment. Short-term liquidity needs also include financial obligations under the various contracts entered into for early works construction, including the IPCo contract, the ATCO contract, and other vendor obligations described in Note 6 to the financial statements.

Long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $2,215 million as of the fourth quarter of 2024 according to the Financial Update, and to fund reclamation financial assurance, debt service and other related costs. See additional discussion in “Liquidity” section below.

Capital Resources

From June through October 2025, the Company raised $807 million in aggregate gross proceeds from several equity offerings. The proceeds of these offerings are expected to be used to fund early construction costs and long lead items as part of the equity requirements for the U.S. EXIM debt finance application submitted in May 2025, with any additional funds intended to support exploration activities, working capital, and general corporate purposes. The Company expects to use the proceeds from the exercise of the warrants, if any, to support exploration activities, working capital, and for general corporate purposes.

Equity Offering and Private Placement – July 2025

On June 11, 2025, the Corporation entered into the Underwriting Agreement providing for the sale by the Corporation of 22,728,000 shares of its common shares to the underwriters at a price of $13.20 per share. On June 12, 2025, the offering was upsized to 24,622,000 shares at a price of $13.20 per share. Pursuant to the Underwriting Agreement, the Corporation granted the underwriters an option to purchase up to an additional 3,693,300 shares within 30 days of the offering which the underwriters exercised on July 10, 2025. The sale of the option shares closed on July 14, 2025. Proceeds received from this sale were approximately $46.8 million, which is net of offering costs of approximately $2.0 million.

In connection with this offering, the Corporation entered into an agreement with Paulson to purchase 7,575,757 common shares in a concurrent private placement at the same offering price of $13.20 per share. The Corporation received net proceeds from the private placement of approximately $100 million. The aggregate gross proceeds received from the offering and private placement were approximately $474 million.

Private Placement of Common Shares and Warrants – October 2025

On October 27, 2025, the Corporation entered into agreements to raise $255 million between two concurrent equity investments from Agnico Eagle and JPMorgan (the “Private Placement”). Agnico Eagle agreed to invest $180 million in common shares and receive warrants to purchase up to 2,861,229 common shares and JPMorgan agreed to invest $75 million in common shares and receive warrants to purchase up to 1,192,179 common shares. The Agnico Eagle warrants and JPMorgan warrants were issued in three tranches, with one-third expiring on each of the first, second and third anniversaries of the closing date of the Private Placement. The one-, two- and three-year warrants will be exercisable at prices of $31.46, $34.95 and $38.45 per common share, respectively. The warrants are subject to repurchase by the Corporation if the closing price of the common shares exceeds 130% of the respective exercise prices of each tranche of warrants for a specified period and a registration statement covering the warrant shares is effective. The warrant certificates contain customary adjustment provisions in connection with, among other things, (i) share splits and distributions, (ii) rights offerings and (iii) certain events involving a capital reorganization, reclassification, combination or merger of the Corporation. The Private Placement was priced at $23.30 per common share, being the closing price of the Corporation’s common stock on Nasdaq on Friday, October 24, 2025. The Private Placement closed on October 28, 2025.

Equity Offering and Private Placement – October 2025

On October 28, 2025, the Corporation entered into an underwriting agreement with BMO Capital Markets Corp., as representative of the several underwriters named therein, pursuant to which the Corporation agreed to issue and sell an aggregate of 2,938,000 common shares of the Corporation in the United States at a price to the public of $24.25 per share, for gross proceeds of $71.2 million and net proceeds to the Corporation of $67.9 million. Agnico Eagle exercised its pro rata participation right with respect to the offering in a concurrent private placement at the public offering price of the offering which resulted in the issuance of an additional 280,415 common shares for proceeds to the Corporation of $6.8 million. The offering closed on October 30, 2025, and the concurrent private placement closed on October 31, 2025.

Potential Project Debt Funding from U.S. EXIM

On April 8, 2024, the Company announced that it received a non-binding and conditional Letter of Interest from U.S. EXIM for potential debt financing of up to $1.8 billion through U.S. EXIM’s MMIA initiative and CTEP. On May 23, 2025, the Company submitted its formal application to U.S. EXIM for potential debt financing of up to $2.0 billion. Upon receipt of the application, U.S. EXIM commenced the due diligence process to determine if a final commitment may be issued. On September 8, 2025, the Company received a preliminary, non-binding indicative financing term sheet from U.S. EXIM as part of a Preliminary Project Letter conveying U.S. EXIM’s initial due diligence findings to Perpetua on its application for $2 billion in debt financing from U.S. EXIM for the Stibnite Gold Project. Perpetua continues to work with U.S. EXIM to advance through the next stages of U.S. EXIM’s due diligence and loan application process. Any funding commitment will be dependent on meeting U.S. EXIM’s underwriting criteria, authorization process, finalization and satisfaction of terms and conditions. If the due diligence process is successful, the Company anticipates US EXIM Board consideration by the spring of 2026. The amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control.

Government Funding

The Company has been awarded government grants by the DOW as described in Note 7 to the financial statements. Since December 2022, the Company has received $59.2 million in funding under the TIA under Title III of the DPA. The TIA expired on June 16, 2025, and no additional funds are available under the program. The Company also has an ongoing contract under an OTIA with the DOW through DOTC for up to $22.4 million. See Note 7 to the financial statements for additional information regarding these grants. The Company continues to evaluate other U.S. government funding opportunities, including programs available through the DOW.

Liquidity

In August 2025, the Board of Directors approved a revised budget for fiscal year 2025 to reflect progress made during the first half of 2025 on permits, financing, and construction readiness activities. This revised budget includes expenditures related to early works construction activities that commenced in the fall of 2025 following receipt of necessary permits and approvals. Including the early works construction activities that commenced in the fall of 2025, our anticipated expenditures for the full fiscal year 2025 are approximately $210.2 million, which includes expenses incurred through September 30, 2025. These expenditures include an estimated $21.2 million to fund permitting and costs related to entering into financial assurance facilities, $21.1 million for general corporate purposes, project financing and administrative costs, $133.5 million for detailed engineering, design work and down payments on long lead time equipment, and $34.3 million for field operations, site early works, exploration drilling, and environmental monitoring and reporting. The Board also approved an additional $157.1 million for early works construction and other construction readiness activities expected to be completed during the first quarter of 2026. These costs are expected to be incurred prior to closing of the U.S. EXIM loan and final construction decision. Board approved costs are expected to be funded from cash on hand and are subject to change due to various factors such as cost over-runs, litigation, weather events, or other unbudgeted events. The Board expects to approve the full 2026 budget during the first quarter of 2026, but the Company believes it has sufficient cash on hand to cover current obligations and expenses expected to be incurred in the next twelve months and until full project sanction.

Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $2,215 million as of the fourth quarter of 2024 according to the Financial Update, and to fund reclamation financial assurance and other costs. As such, our capital expenditures may increase significantly during the next 12 months to reflect the commencement of full construction and any such expenditures would be subject to the timing and nature of project financing. The Company expects to finance the majority of these capital costs through cash on hand and project financing from U.S. EXIM or other sources and would not commence full construction activities until such full project financing is in place.

In our audited consolidated financial statements for the year ended December 31, 2024, we reported substantial doubt about the Company’s ability to continue as a going concern due to lack of sufficient funding to meet the Company’s ongoing obligations or advance construction readiness activities for a period of 12 months from the date the annual financial statements were issued. Additional funding was received during 2025 and we have determined our current cash balance is sufficient to satisfy the Company’s ongoing obligations and to continue construction readiness activities and other ongoing operations for at least 12 months from the date these financial statements are issued.

We believe our Project financing plans will be successful, although there can be no assurance that the Company will successfully complete all of its contemplated plans because these plans are not entirely within our control as of the date hereof. As such, Perpetua remains open to strategic funding opportunities that support Perpetua’s overall financing and development goals for the Project, which may include the issuance of additional equity, new debt, or project specific debt; government funding; offtake, royalty or streaming arrangements; and/or other financing or strategic opportunities. The future receipt of potential funding from these and/or other means cannot be considered certain at this time. In the event Project funding is not available in the amounts or at the times anticipated, the Company may defer certain activities to ensure available cash resources are sufficient to satisfy the Company anticipated expenses until such full project financing is in place.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the CWA allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit against the Company in the United States District Court for the District of Idaho. The Company filed an answer generally denying liability and later, the court allowed the Company to amend and file a third-party complaint against the USFS. The Company also filed a separate CWA citizen suit against the USFS alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government.

Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. EPA and the USDA, the Company agreed to dismiss its pending action in the CWA case against the USFS without prejudice. On August 8, 2023, the Company and the Nez Perce Tribe filed the Settlement Agreement to resolve the Tribe’s CWA claims. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice will be entered after completion of Perpetua’s required payments. All required payments to date have been made timely pursuant to the terms of the Settlement Agreement. As of September 30, 2025, the current portion of the settlement was $nil with the remaining $2,000,000 classified as long-term.

Certain of the Company’s property interests in the Project site are also subject to existing judicial consent decrees entered into by third parties and various governmental entities with respect to contamination caused by historical mining activities on or near the Project site. These consent decrees, which impose environmental liability and remediation responsibilities on third parties, apply to certain mining claims and mill sites acquired by Perpetua from those third parties. Under the consent decrees, Perpetua is required to grant access to certain Project site areas by regulatory agencies and allow remediation activities to proceed if necessary and to preserve the integrity of previous response actions. Several of the Company’s patented claims in the Hangar Flats and Yellow Pine properties are also subject to a consent decree which requires Perpetua to cooperate with the U.S. EPA and the USFS to implement appropriate response activities.

Additionally, following the USFS’ publication of the ROD and FEIS authorizing the Modified Mine Plan for the Project, claims were filed against the USFS, the USDA and other federal agencies on February 18, 2025 in the United States District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, FEIS, Final Biological Opinions and Project approvals and enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the district court on April 2, 2025. The District Court issued a scheduling order under which all procedural and dispositive motions are required to be filed by the end of 2025.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture, and other federal agencies in the United States District Court for the District of Idaho the challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of NEPA and other federal statutes, regulations, rules, and requirements in the regulatory review and approval process in of the Project. Among other remedies, the Tribe seeks to vacate the USFS ROD, the Final Environmental Impact, Final Biological Opinions, and other approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025. A scheduling order has not been entered in this case.

The U.S. District Court on October 2, 2025 issued a general order staying all civil cases listed in the order due to the partial shutdown of the federal government over appropriations for the government. The list included the separate lawsuits filed by the Nez Perce Tribe and by the environmental mentioned above challenging the USFS ROD and other federal agency approvals. This stay does not affect the validity of the USFS ROD or any of the other approvals challenged in either of these lawsuits in connection with the Stibnite Gold Project, and all such approvals remain in effect.

The Company believes the USFS ROD and other federal regulatory processes challenged in the two foregoing federal lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the Project approvals challenged in those two cases will be upheld upon judicial review.

On March 20, 2025, a putative federal class action lawsuit was filed in the United States District Court for the District of Idaho against the Company and certain of its current officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The claim, captioned Barnes et al. v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements during the period from April 17, 2024 to February 13, 2025 regarding the Company’s expected capital expenditures for the Stibnite Gold Project. The complaint seeks unspecified compensatory damages. The District Court has issued a scheduling order in this case requiring various procedural and substantive motions to be filed by the parties prior to the end of 2025. These deadlines can be modified by the court. The Company filed a motion to dismiss the plaintiffs’ amended complaint on September 30, 2025. The Company believes that the claim is without merit and intends to vigorously defend itself. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

The Idaho Board of Environmental Quality (“IBEQ”) published an order on May 27, 2025 upholding the air permit to construct (“PTC”) issued for the Project by the Idaho Department of Quality (“IDEQ”) in June 2022 and denying certain petitioners’ appeal from various administrative proceedings with respect to the PTC. The IBEQ on June 27, 2025 denied the petitioners’ motion for reconsideration. Thereafter, the petitioners filed a petition for judicial review in the Idaho state district court for the County of Ada against the IBEQ and IDEQ seeking to set aside the PTC as violative of applicable law and challenging the decisions of the IBEQ upholding the PTC. IDEQ and the IBEQ thereafter moved to dismiss the complaint on procedural grounds, and the court denied that motion and allowed the petitioners to amend their petition. The petitioners’ amended petition, which names the Company as well as IDEQ and the IBEQ as defendants was served on the Company on or about September 23, 2025. The court has entered an order dismissing the Board as a party and requiring all briefs of the parties to be filed by an outside date of January 16, 2025. The Company believes that the IDEQ and the IBEQ properly followed Idaho law in issuing the PTC. However, there can be no assurance that the PTC will be upheld upon judicial review.

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

Paulson holds in the aggregate 26.5% of the outstanding shares in Perpetua as of November 3, 2025. Accordingly, Paulson has significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. The concentration of ownership of the common shares by Paulson may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. Pursuant to the terms of the Amended and Restated Investor Rights Agreement dated March 17, 2020 between Paulson, Idaho Gold Resources Company, LLC (wholly-owned subsidiary of the Company) and the Company (the “Paulson IRA”), Paulson has the right to designate two Board members so long as Paulson holds not less than 20% of our common shares and the right to designate one Board member so long as Paulson holds not less than 10% of our common shares. Marcelo Kim and Andrew Cole are Paulson’s nominees to the Board and Marcelo Kim was appointed Chairman of our Board in March of 2020. As long as Paulson maintains its shareholdings in the Company, Paulson will have significant influence in determining the members of the Board. Without the consent of Paulson, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Paulson may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Paulson’s influence may impact the price that investors are willing to pay for our shares. If Paulson or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

Additionally, under the terms of the Paulson IRA, the Agnico Eagle IRA and the JPMorgan IRA, Paulson, Agnico Eagle and JPMorgan have the right to participate pro rata in any equity offering by the Company, subject to certain exceptions.

We do not currently have sufficient funds or committed financing necessary to fund the estimated capital cost of the Project, and we may be unable to raise the necessary funds. Financing that we enter into to fund the Project may subject us to restrictive covenants, significant debt service costs or otherwise affect the value of the Project.

On October 21, 2025, we announced that we broke ground on the Stibnite Gold Project after posting construction phase financial assurance for the Project as required by the agreement among the USFS, USACE and IDL and receiving clearance from those agencies to commence construction subject to the terms stated in those clearances. According to the Financial Update, as of December 31, 2024, the total initial capital cost estimate for the Project was approximately $2,215 million, excluding debt service and other financing costs.

We do not currently have sufficient funds or committed financing to fund the estimated capital cost of the Project and our ability to obtain sufficient funds or committed financing on acceptable terms, or at all, may be impacted by various factors, including, but not limited to, market conditions or commodity pricing; unfavorable interest rates; regulatory uncertainty; the incurrence of additional debt, which may be subject to certain restrictive covenants; and permitting delays, challenges to our existing permits, ability to post financial assurance for operations following completion of construction or other unforeseen issues relating to our existing or future permits. The cost and terms of such financing, if obtained, may significantly reduce the expected benefits from development of the Project and/or render such development uneconomic, including by imposing restrictive covenants; limiting our ability to control certain property or development decisions as a result of our entry into joint ventures or other similar arrangements; the loss of certain economic benefits of our property as a result of our entry into royalty or similar agreements; or dilution to existing shareholders resulting from additional equity financing.

As part of our previously announced, comprehensive financing package, in May 2025 we submitted a formal loan application to U.S. EXIM for debt financing in the amount of $2.0 billion to finance construction of the Project and received a preliminary, non-binding indicative financing term sheet in September. However, there can be no assurance that our application will be granted or that, if granted, any funding provided by U.S. EXIM will be sufficient for us to construct the Project. See “— The issuance of a final financing commitment from U.S. EXIM is subject to U.S. EXIM’s underwriting criteria, authorization process, finalization and satisfaction of terms and conditions, and the amount and timing of such funding, if any, is uncertain and subject to conditions outside the Company’s control.”. If our financing application is not approved or, if approved, such financing is not sufficient for us to construct the Project, we may need to incur debt from other financing sources to fund the estimated capital cost of the Project. The terms of any potential debt financing may impose operating and financial restrictions on us and our subsidiaries, which may limit our ability to respond to changing business and economic conditions. For example, any such debt financing may contain restrictive covenants that limit our ability to incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates, make substantial asset sales, make certain restricted payments, enter into amendments or waivers to certain agreements, conduct certain sale leasebacks or enter into certain burdensome agreements. The terms of any such financing may also require the Company to put in place one or more secured accounts or facilities to fund cost overruns or other expenses during or after construction. Such conditions may require the Company to raise additional funds, enter into additional debt facilities, or restrict cash on hand. These covenants could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

Our failure to obtain sufficient financing could result in the delay or indefinite postponement of development, construction, or production at the Project. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable. Our failure to obtain financing could have a material adverse effect on our growth strategy and results of operations and financial condition.

The issuance of a final financing commitment from U.S. EXIM is subject to U.S. EXIM’s underwriting criteria, authorization process, completion of due diligence and loan documentation, finalization and satisfaction of terms and conditions, and the amount and timing of such funding, if any, is uncertain and subject to conditions outside the Company’s control.

On April 8, 2024, the Company announced that it received a non-binding and conditional LOI from U.S. EXIM for potential debt financing of up to $1.8 billion through U.S. EXIM’s MMIA initiative and the CTEP. On May 23, 2025, the Company announced that it had submitted its formal application to U.S. EXIM for potential debt financing of up to $2.0 billion. More recently, on September 8, 2025, the Company announced that it received a preliminary, non-binding indicative financing term sheet from U.S. EXIM, as part of a PPL conveying U.S. EXIM’s initial due diligence findings to the Company. The LOI, PPL and indicative term sheet are non-binding and conditional and do not represent a financing commitment. A funding commitment, if any, is conditional upon successfully completing the due diligence and underwriting process, which may not be completed on the expected timeline, or at all. If the Company’s application is approved, there can be no assurance that the U.S. EXIM financing will be for the full amount indicated in the LOI or the increased amount requested in the application, or that the approved U.S. EXIM financing will be sufficient for the Company to construct the Project. Further, release of funding under any such commitment would be subject to the satisfaction of certain conditions and covenants by the Company, which furthermore, as a condition to the closing of such financing, the Company may be required to put in place one or more secured accounts or facilities to fund cost overruns during the construction phase of the Project. There can be no assurance that the Company will be able to successfully satisfy any or all of such conditions on the expected timeline, or at all, and the amount and timing of such funding, if any, is uncertain and subject to conditions outside the Company’s control.

The application review process is controlled by U.S. EXIM and is subject to the procedures, priorities and staffing of the agency, including in connection with any shutdowns of the federal government. As a result, the Company’s application may not be reviewed or processed on the Company’s preferred or expected timeline, and funds may not be available when needed to commence construction. Furthermore, U.S. EXIM funding is subject to the priorities of the federal government, which may result in changes to the amount, timing or conditions of funding. Even if approved, the terms of any U.S. EXIM funding may not be on acceptable terms or may be subject to conditions that the Company is unable to satisfy. If the Company is unable to secure U.S. EXIM financing, it may be unsuccessful in obtaining other project financing when needed or to commence construction on the Project.

We require various permits to complete construction and commence operation of the Project and continue any future operations, and delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

We have received all federal and state permits needed to advance the Project into the initial construction phase, and in October 2025 we received confirmation from the USFS, IDL and USACE that we satisfied the remaining conditions under such permits to commence such initial construction. However, our current and anticipated future operations, including further development and construction activities and commencement of operations on the Project, require additional authorizations from various federal, state and local governmental authorities in the United States that we will need to obtain in the future. For example, the Company’s current construction plans include certain activities for which financial assurance must be posted with the IDWR. The financial assurance instrument proposed by the Company remains under review by the IDWR. Also, in addition to providing construction phase financial assurance in favor of federal and state agencies to satisfy the requirements of applicable federal and state law and the requirements of various governmental approvals, it is expected that additional financial assurance in favor of federal and state agencies in respect of Project operations after construction is completed will be required by the relevant agencies when the Company moves from the construction phase to the operations phase of the Project. Further, certain additional permits, beyond those necessary to initiate construction, will be required from federal and state agencies as part of the Company’s full construction plan. There can be no assurance that such regulatory authorizations will be obtainable on reasonable terms, when expected or at all. Furthermore, permitting requirements can be costly to comply with and involve extended timelines. Permitting delays, failure to obtain such permits, or a failure to comply with the terms of any United States federal, state or local permits that we have obtained or successful legal challenges to the issuance of permits we have obtained, could have a material adverse impact on us.

Although the Project was included on the United States’ FAST-41 list of priority projects, such inclusion may be reconsidered based on updated information and does not imply endorsement of or support for the Project by the federal government, or create a presumption that the Project will receive any required outstanding regulatory approvals or favorably reviewed by any agency, or receive federal funding.

The duration and success of efforts to obtain, maintain, and renew permits are contingent upon many variables not within our control. Shortage of qualified and experienced personnel in the various levels of government could result in delays or inefficiencies. Backlog within the permitting agencies could affect the permitting timeline of the various projects. Other factors that could affect the permitting timeline include (i) the number of other large-scale projects currently in a more advanced stage of development which could slow down the review process, (ii) significant public response regarding the Project or any future projects the Company undertakes, and (iii) the initiation and disposition of legal proceedings challenging the Project or any regulatory approvals required for it. Additionally, to the extent that we are granted necessary permits, we may be subject to a number of Project requirements or conditions, including, but not limited, to the installation or undertaking of programs to protect air and water quality and to safeguard protected species and their habitat, sites, or otherwise limit the impacts of our operations. Various permits will require the Company to provide bonding or other financial assurance to federal and state agencies to assure the Company complies with Project requirements, including requirements relating to reclamation of disturbances or impacts to the environment caused by the Project. Previously obtained permits may be suspended or revoked for a variety of reasons. While we strive to obtain and comply with all necessary permits and approvals, any failure to do so may have negative impacts upon our business or financial condition, such as increased delays, curtailment of our operations, increased costs, implementation of mitigation or remediation requirements, the potential for litigation or regulatory action, and damage to our reputation.

Mine closure and reclamation regulations and certain permits required to construct and operate mines include requirements that we provide financial assurance supporting our future reclamation obligations. The costs of providing financial assurance could significantly increase and we might not be able to provide financial assurance in the future.

We are required by United States federal and state laws and regulations to reclaim our mining properties. The specific requirements may change and vary among jurisdictions, but they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the control of pollutants and other possible deleterious substances, re-establishment to some degree of pre-disturbance landforms and vegetation, and restoration of natural resources. The Company’s approved mine plans also include certain commitments to address legacy conditions at the Project site created by historical mining operations of other mining companies and to restore to some degree natural and environmental resources to conditions existing before those historical mining operations. Such commitments in the approved mine plans are included within the Company’s financial assurance obligations. We are currently required, and may in the future be subject to additional requirements, to provide bonding or other financial assurance as security for reclamation costs, which may exceed our estimates for such costs. In addition, we may enter into various financial agreements to satisfy financial assurance requirements, and the terms of such agreements may impose certain restrictions on us or require us to post cash collateral. For example, we posted a reclamation surety bond in the approximate amount of $139 million in construction phase financial assurance to satisfy joint requirements of USFS, IDL, USACE, and IDEQ under applicable federal and state law prior to commencing construction of the Project. The Company also posted approximately $4 million in financial assurance via a letter of credit in favor of the USACE to satisfy separate financial assurance requirements for off-site mitigation under the Clean Water Act Section 404 permit. Also, pursuant to approvals from the IDWR, the Company is negotiating a letter of credit in the approximate amount of $16 million to satisfy a separate financial assurance of that agency. To facilitate satisfaction of these construction phase financial assurance requirements, in October 2025 we entered into multiple related financial agreements consisting of the above-mentioned surety bond and a related indemnity agreement with the surety provider; a credit facility and a standby letter of credit in favor of the surety provider; and additional arrangements to support letters of credit in favor of the USACE and, when needed, IDWR for the separate financial assurance requirements. The terms and conditions of the current financial assurance package with the surety provider require us to, among other things, maintain at least $200 million in aggregate collateral, cash and marketable securities, satisfy other collateral maintenance requirements and maintain compliance with reporting requirements and certain other covenants. The agreements with the bank providing the letters of credit also have customary credit facility requirements. Compliance with the collateral maintenance requirements of the current financial assurance package may strain our financial resources or otherwise reduce liquidity that would otherwise be available for other uses and, therefore, may have an adverse impact on our financial condition. Furthermore, a claim on the surety bond or a breach of our covenants in favor of the surety provider under or our failure to fulfill our obligations under the related indemnity agreement entitles the surety to demand collateral up to 125% of the aggregate penal sum of all outstanding bonds, plus associated costs and expenses. Similarly, a breach of our covenants or other obligations under the credit facility supporting the lenders of credit constituting an event of default enables the bank to accelerate repayment and enforce collateral rights. Any such collateral demand or acceleration would adversely affect our financial condition and may have the effect of delaying the progress of development of the Project.

We expect to replace the current financial assurance package with other non-cash financial assurance arrangements prior to or in connection with finalizing the full financing package for the Project. However, there can be no assurance that we will be able to replace the current financial assurance package on acceptable terms and on the anticipated timeline, or at all. Additionally, our future reclamation costs, whether in the construction phase or operations phase of the Project, may exceed the financial assurances we post, which may require additional financial assurance to be provided to federal and state agencies, and those assurances may ultimately be unavailable to us.

We have no history of commercially producing precious metals from our mineral properties and there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.

We have only recently commenced construction of the Project, and we have no ongoing mining operations or revenue from mining operations. Mineral development and mine construction have a high degree of risk and few properties that are explored are ultimately developed into producing mines. The successful development of the Project will require obtaining committed financing, the completion of a multi-year construction process and operation of mining areas, processing facilities and related infrastructure, as well as ongoing compliance with and maintenance of federal, local and state permits and financial assurance requirements. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including, among others:

●	The need to obtain and maintain environmental and other governmental approvals and permits, the timing and conditions of those approvals and permits, and challenges, including litigation, to the issuance of such approvals and permits;

●	The need to maintain financial assurance in favor of federal and state agencies required under applicable statutes, regulations and permits for the construction phase of the Project and to obtain additional financial assurance for the operations phase of the Project;
●	The potential that future exploration and development of mineral claims on or near the Project site may be impacted by litigation and/or consent decrees entered into by previous owners of mineral rights;
●	The availability and cost of funds necessary to finance construction and development activities;
●	The timing and cost, which can be considerable, of the construction of mining and processing facilities, as well as other related infrastructure;
●	Opposition from Native American tribes, non-governmental organizations, environmental groups or local groups, including the initiation of legal proceedings in courts or before administrative bodies, which may delay or prevent permitting, development, exploration, and construction and operation activities;
●	Potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
●	The availability and cost of skilled labor and mining equipment; and
●	The availability and cost of appropriate smelting and/or refining arrangements

The costs, timing and complexities of mine construction and development are increased by the remote location of the Project, with additional challenges related thereto, including access, water and power supply, and other support infrastructure. The lack of availability of such infrastructure on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay further development of the Project. Cost estimates have in the past and may in the future increase significantly as more detailed engineering work and studies are completed and as construction activities progress. We do not have an operating history upon which we can base estimates of future operating costs; thus, actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any current or future development activities will result in profitable mining operations. New mining operations commonly experience unexpected costs, problems and delays during development, construction, and mine start-up. In addition, delays in the commencement of mineral production often occur. Furthermore, a significant drop in commodity prices over a sustained period of time could render the Project not economically viable or limit our ability to maintain operations. Accordingly, there are no assurances that our activities will result in profitable mining operations, that we will successfully establish mining operations, or that we will profitably produce precious metals at the Project.

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

Construction of mine facilities is subject to all of the risks inherent in construction and start-up, including delays and costs of construction in excess of our projections.

Construction of mine facilities is inherently risky and subject to many risks, many of which are beyond our control, that could delay or prevent the completion of, or significantly increase the costs of construction of, the Stibnite Gold Project, including:

●	Design, engineering, procurement and construction difficulties or delays, including unusual or unexpected geologic formations and conditions;
●	Availability of materials, equipment and labor;
●	Cost overruns, including due to inflation or tariffs;
●	Our failure or delay in obtaining necessary legal, regulatory and other approvals and permits;

●	Failure to obtain or delays in obtaining project construction financing;
●	Interruptions in the supply of the necessary equipment, construction materials or labor, or an increase in their price;
●	Injuries to persons and property;
●	Opposition of local and or non-governmental-organization interests, including litigation and/or contested administrative proceedings; and
●	Natural disasters, inclement weather, accidents, political unrest, or unforeseen events.

If any of the foregoing events or other unforeseen events were to occur, our financial condition could be adversely affected and we may be required to seek additional capital, which may not be available on commercially acceptable terms, or at all. If we are unable to complete construction of the Project, we may not be able to recover any costs already incurred. Even if construction of the Project is completed on the expected timeline, the costs could significantly exceed our expectations and result in a materially adverse effect on our business, results of operations, financial condition, and cash flows.

Our operations, including permits, currently are and in the future may be subject to legal challenges, which could result in adverse impacts to our business and financial condition.

Our mining, exploration, and development operations, including Project construction and operations and the regulatory authorizations required for such activities, may be subject to legal challenges at the international, federal, state, and local level by various parties. Such legal challenges may allege non-compliance with laws and regulations by regulatory agencies or the Company and may seek to invalidate permits or regulatory actions regarding the Project or future projects undertaken by the Company. For example, on February 18, 2025, following the USFS’ publication of its ROD and FEIS authorizing the Project, subject to conditions such as approval of the mine plan of operations and other plans and posting of required financial assurance, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies by a number of claimants. The claims allege, among other things, violations of NEPA and other federal laws in the regulatory process and seeks to vacate key governmental permits and Project approvals and enjoin any further implementation of the Project. On August 29, 2025, the Nez Perce Tribe filed similar claims against the USFS and other federal agencies in the U.S. District Court for the District of Idaho challenging the USFS ROD and other federal authorizations relating to the Project. The Court has granted PRII’s motion to intervene in both lawsuits. Other legal challenges in federal or state judicial or legal proceedings have been instituted, including a lawsuit in Idaho state court appealing from the issuance of an air permit to the Company for the Project by the IDEQ and a state administrative contested case proceeding challenging the IDEQ’s Clean Water Act Section 401 water quality certification. While the Company believes the federal and state regulatory processes in respect of the Project have been conducted thoroughly and completely by the relevant regulatory agencies, there can be no assurance that the USFS ROD, FEIS and other Project approvals will be upheld upon administrative or judicial review or that such proceedings will be resolved in a timely manner. Also, timing with respect to the decisions in these legal challenges is uncertain.

Additionally, our Project is located in a mining district with significant impacts from legacy mining operations of other mine operators prior to our acquisition of legal interests in certain properties. Pursuant to CERCLA and other statutes, there is a risk that we may be subject to liability and remediation responsibilities with respect to these sites under applicable law, consent decrees or similar agreements. The Company is currently party to an Administrative Settlement and Order on Consent (“ASAOC”) with the U.S. Environmental Protection Agency and U.S. Department of Agriculture issued pursuant to CERCLA. In the ASAOC, the Company agreed voluntarily to undertake specified response actions under an approved scope of work with respect to certain impacts from legacy mining operations. The response actions performed to date by the Company do not address all legacy conditions at the Project site, and it is uncertain whether the Company and the federal agencies will agree on additional scopes of work and if not, what, if any, regulatory or legal actions may be taken by the federal agencies. Also, the Company is subject to certain restrictions on the use of the Project mine site under the ASAOC and certain other consent decrees and agreements previously entered into by third parties and governmental authorities related to legacy mining impacts at the Project site.

Lawsuits and legal challenges to governmental permits and Project approvals, such as those described above and in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Reports on Form 10-Q, as well as legal proceedings or administrative challenges that may be brought in the future, may result in adverse impacts to our planned operations such as increased defense costs (to the extent we are a party to such challenges), the performance of additional mitigation and remedial activities, loss or modification permits for the Project, significant delays to our Project or increases to the construction or operating costs of the Project. We may also be subject to national or more localized opposition, including efforts by environmental groups, which could attract negative publicity or have an adverse impact on our reputation. Additionally, due to the nature of our business and our status as a publicly traded company, we may be subject to regulatory investigations, claims, lawsuits and other proceedings, including proceedings related to claims brought pursuant to federal securities laws, in the ordinary course of our business. The results of these or other legal proceedings that may arise cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business.

We depend on key personnel for critical management decisions and to manage our business effectively.

We are dependent on the services of a relatively small number of key personnel, including our Chief Executive Officer, Chief Financial Officer and other highly skilled and experienced executives and personnel focused on managing our interests and the advancement of the Stibnite Gold Project, in addition to the identification of new opportunities for growth and funding. The loss of any of these key personnel, through incapacity, resignation or otherwise, and the process of onboarding and integration of replacement personnel could divert management’s attention, disrupt or otherwise compromise the pace and success of our construction and development activities or otherwise have an adverse effect on our operations.

Additionally, to successfully develop and construct the Project, we will need to significantly expand our team of employees and operational and support staff and hire additional contractors, and it may be difficult to attract or retain individuals with the appropriate background and expertise in a timely manner and without incurring significant additional costs. The expansion of our team may also have the effect of diverting management’s attention. If we are not able to hire, retain and integrate these new team members or if they do not perform adequately, our business may be harmed.

A prolonged United States federal government shutdown could materially and adversely affect our business and operations.

Any disruption in the operations of the United States federal government, including as a result of the recent prolonged shutdown or any future temporary or prolonged shutdowns resulting from the failure of Congress to enact appropriations bills, raise the federal debt ceiling or otherwise, could materially and adversely affect our business, operations and financial condition. Recently, beginning on October 1, 2025, the U.S. federal government shut down, during which time certain regulatory agencies, such as the USFS and the SEC, furloughed large numbers of employees and stopped routine activities and operations. Additionally, on October 10, 2025, the U.S. federal government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. While we continue to monitor developments, there is no assurance that affected government employees or contractors will be reinstated as expected and that all government-funded programs will resume as normal. Furthermore, the recent federal government shutdown has resulted, and may continue for a prolonged period of time to result, in reduced availability of government services, and suspension or delay of activities by key agencies that regulate, provide services to or otherwise interact with our business, including the SEC, USFS, U.S. EXIM, the Bureau of Land Management and the U.S. Department of Labor’s Mine and Safety Health Administration. As a result, review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems. In particular, it may lead to disruptions and delays in completing early construction activities. Additionally, it could delay or disrupt U.S. EXIM’s ongoing review of our loan application and the timing of any final funding commitment that may be issued if our application is approved, which could in turn impact our broader plans for financing construction and development activities of the Project. Furthermore, the recent shutdown affected the federal courts, which has resulted in certain delays to date, and could cause future delays, with respect to the administration of the legal proceedings pending in the U.S. District Court in Idaho that challenge various federal approvals of the Project. Delays in the administration of the pending legal proceedings in federal court delay the final disposition of those cases, which in turn could delay or disrupt implementation of the Project.

In addition, any federal government shutdown or prolonged budget negotiation uncertainty may adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact the liquidity or trading volume of our securities, which in turn could have a material adverse effect on our business, results of operations, and stock price. Accordingly, the recent and any future federal government shutdown, lapse in federal funding or protracted budget impasse could materially and adversely affect our operations, financing capabilities and overall financial condition.

For as long as we are an “emerging growth company,” or a “smaller reporting company” we have not been required to comply with certain reporting requirements that apply to some other public companies. Once we no longer qualify as an emerging growth company and a smaller reporting company, our regulatory compliance costs and the demands placed upon our management are expected to increase.

Since we became a reporting issuer in the United States, we have been an “emerging growth company” and a “smaller reporting company” as defined under U.S. securities reporting rules and, as such, we were exempt from certain disclosure requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies. Based on our market capitalization and public float as of June 30, 2025, we expect to lose our smaller reporting company status in the first quarter of 2026 and our emerging growth company status as of December 31, 2026. Therefore, once we lose our status as an emerging growth company and a smaller reporting company and after the expiration of the transition period available to issuers who have lost such status, we will no longer be able to take advantage of the reduced disclosure requirements currently available to us. Specifically, starting in 2027 we will be required to, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the nine months ended September 30, 2025, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information.

On November 14, 2025, the Corporation entered into a subscription agreement with a private, non-affiliated investor pursuant to which the Corporation agreed to sell and issue, for aggregate gross proceeds of $24.3 million (i) 1,000,000 common shares, no par value, of the Corporation at a price of $24.25 per common share, and (ii) Warrants for an aggregate issue price of $1.00, which Warrants are exercisable to purchase up to an aggregate of 400,000 common shares. The Warrants will be issued in three tranches with the same exercise prices and on substantially the same terms and conditions as the Warrants issued in the Private Placements. This transaction is expected to close on or about November 19, 2025. Pursuant to the terms of this subscription agreement, the investor will also receive resale registration rights under the registration rights agreement entered into in connection with the Private Placements. The subscription agreement contains customary representations and warranties of the parties, and indemnification obligations of the Corporation. The Corporation will not pay any underwriting discounts or commissions with respect to the common shares that are to be sold in this private placement. The sale of the common shares issued in the private placement will not be registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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
10.1*#

Camp Supply and Installation Agreement, made and executed as of August 29, 2025, by and between Perpetua Resources Idaho, Inc. and ATCO Structures & Logistics (USA) Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2025).

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

#Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025	PERPETUA RESOURCES CORP.

	By:	/s/ Jonathan Cherry
	Name:	Jonathan Cherry
	Title:	President, Chief Executive Officer and Director