Form 10-K
period 2025-12-31
PERPETUA RESOURCES CORP.
filed 2026-03-31
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☒   No  ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter 2025, was $868,313,051.

The registrant had 124,949,691 common shares outstanding as of March 24, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders, to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CURRENCY AND EXCHANGE RATE INFORMATION

Unless otherwise indicated, references herein to “US$,” “$” or “dollars” are expressed in U.S. dollars. References in this Annual Report to Canadian dollars are noted as “C$.” Our consolidated financial statements that are included in this Annual Report are presented in U.S. dollars, unless otherwise stated.

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

These forward-looking statements include, but are not limited to, disclosure regarding the review process, anticipated timing and potential outcome of the Company’s U.S. EXIM financing application; the amount of potential debt financing available to the Company through U.S. EXIM or otherwise; timing of anticipated milestones related to the Project and financing; ongoing funding and anticipated liquidity; our ability to comply with, obtain and defend permits related to the Project; the expected outcomes of the Project, including our Mineral Reserves and Mineral Resources; the intended environmental and other outcomes of the South Fork Salmon Water Quality Enhancement Fund (the “Fund”) related to the Nez Perce Tribe’s CWA lawsuit; good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project; environmental clean-up actions by us and our contractors; the expected commercial demand for antimony and the Company’s ability to supply it; our ability to successfully implement and fund the Project; the occurrence of the expected benefits from the Project, including contributions to the workforce, national security and clean energy transition; predictions regarding improvements to water quality, water temperature and fish habitats and other environmental conditions at the site, including with respect to process and timing of such improvements; success of exploration, development and environmental protection, closure and remediation activities; the realization of benefits from strategic partnerships; the timing and results of future exploration and material sampling by the Company; plans for the design and construction of the Project; the viability of the Project; expected construction, development and operating costs in the event that a production decision is made; requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims; planned exploration and development of properties and the results thereof; and development of any additional resources and reserves and the permitting requirements with respect to any such additional resources and reserves.

Statements concerning mineral resource and mineral reserve estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if the Project is developed and are subject to the assumptions and analysis underlying our Mineral Reserve estimates as outlined herein and in the Technical Report Summary.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions that the U.S. EXIM financing application will close and fund within the expected timeframe at the amount equal to or higher than the current indicative amount; that the U.S. EXIM board will approve the proposed loan on substantially the terms initially indicated by the U.S. EXIM board and that the Company will be able to satisfy the conditions to signing and closing of the U.S. EXIM loan and to receive committed funds when needed; that the Company’s proposed financing will be sufficient to finance permitting, pre-construction and construction of the Project or that the Company will be able to secure alternate financing if necessary; that the Company will be able to maintain compliance with covenants contained in its financing agreements or that may be contained in future financing agreements; that the Company will be able to satisfy additional bonding or financial assurance requirements in the future; that no pending or future litigation will result in the loss of any material permits or material delay to the

Project schedule or a material increase to Project costs; that the current exploration, development, environmental and other objectives concerning the Project can be achieved and that the Company’s other corporate activities will proceed as expected; that general business and economic conditions will not change in a materially adverse manner and that permitting, construction and operations costs will not materially increase; that certain assumptions as to production rates, operating costs, recovery and metal costs will prove to be accurate; that any additional financing needed will be available when needed on reasonable terms; that all requisite information will be available in a timely manner; that the current price and demand for gold, antimony and other metals will be sustained or will improve; that the Company will satisfy or will continue to satisfy the requirements of applicable permits and the requirements of various governmental approvals; that the Company or applicable governmental agencies will be able to successfully defend against any challenges to governmental approvals for the planned exploration, construction, development, operation and environmental protection activities on the Project; and that the continuity of economic and political conditions and operations of the Company will be sustained.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report. These factors include, but are not limited to, the following:

●	delays in the review, negotiation, board approval and closing of the U.S. EXIM loan or material changes to the anticipated size or terms of the loan;
●	delays in, or inability to satisfy the conditions to signing, closing or funding of the U.S. EXIM loan, if approved;
●	inability to access financing from other sources or strategic partners to fund the exploration, permitting, development and construction of the Project on acceptable terms, or at all, if our proposed financing may not be sufficient to complete construction of the Project;
●	delays in obtaining or failure to obtain required permits and other governmental approvals, the legal challenges by third parties to any such permits or governmental approvals, or the ability of the Company to comply with the terms and requirements of such permits and other governmental approvals;
●	regulatory and legal changes, requirements for additional capital, requirements for additional permits and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	material changes to the analyses and other information based on expectations of future performance and planned work programs;
●	future events, conditions or financial performance that differ materially from assumptions about future economic conditions and courses of action;
●	the industry-wide risks and project-specific risks identified in the Technical Report Summary;
●	the likelihood of successful mining operations or the profitable production of minerals and precious metals;
●	the Company’s history of losses and expectation of future losses;
●	the Company’s limited property portfolio and potential challenges related to the Company’s title to its mineral properties;
●	transfers or claims and other defects in title to mineral projects;
●	changes in timing, costs and potential success of future activities on the Company’s properties, including but not limited to, increases in development and construction costs, as well as operating costs in the event that a production decision is made, and the Company’s ability to achieve production at the Project if constructed;
●	changes resulting from potential results of exploration, development and environmental protection, reclamation and remediation activities, including activities relating to construction and operation of the Stibnite Gold Project and legacy conditions in the Stibnite Mining District caused by historic mining activities by operators before the Company;
●	changes in exploration programs based upon results of exploration;
●	changes in estimated Mineral Reserves or Mineral Resources or unexpected variations in quantity of mineralized material, grade, or recovery rates;
●	failure of mining methods or processes to operate as anticipated;
●	current or future legal challenges, proceedings, litigation (including the lawsuits challenging the approvals of the Stibnite Gold Project issued by various federal agencies and the securities class action lawsuit) or environmental liability, including derivative claims and litigation challenging the validity of the permits and approvals issued with respect to the Project;
●	risks related to opposition to the Project;
●	global economic, political and social conditions and financial markets, including any potential regulatory or policy changes, proposed legislation, the imposition or increase in tariffs, changes in existing trade agreements and trade relations, inflationary pressures, elevated interest rates and any shutdowns of the U.S. federal government;
●	operations and contractual obligations;

●	changes in gold and antimony commodity prices;
●	changes in interest rates, tax rates, operating or production costs;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	our reliance on outside consultants or contractors for construction of the Project and other critical services;
●	risks related to our largest shareholder and other significant shareholders;
●	loss of key executives or the inability to hire or retain key executives or employees to support construction, permitting and operational activities;
●	high levels of competition within the mining industry;
●	availability of equipment, labor, materials and services required for construction and operation of the Project, including the Company’s ability to obtain supplies and equipment when needed and at expected prices;
●	labor shortages and disruptions;
●	accidents, effects of weather and other natural phenomena and other risks associated with the mineral exploration industry;
●	cyberattacks and other security breaches of our information and technology systems; and
●	other factors and risks described under “Item 1A/ Risk Factors” in this Annual Report.

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

ASAOC means Administrative Settlement Agreement and Order on Consent.

Assay means, in economic geology, to analyze the proportions of metal in a rock or overburden sample; to test an ore or mineral for composition, purity, weight or other properties of commercial interest.

BCBCA means Business Corporations Act (British Columbia).

CERCLA means Comprehensive Environmental Response, Compensation, and Liability Act, referenced informally as “Superfund.”

CWA means Clean Water Act.

DEIS means Draft Environmental Impact Statement.

Deposit means a mineralized body which has been physically delineated by sufficient drilling, trenching and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures; such a deposit does not qualify as a commercially mineable ore body or as containing ore reserves, until final legal, technical and economic factors have been resolved.

DOTC means Department of Defense Ordnance Technology Consortium.

DOW means United States Department of War.

DPA means Defense Production Act.

DROD means Draft Record of Decision.

EPCM means Engineering, Procurement and Construction Management.

FEIS means Final Environmental Impact Statement.

g/t Au means grams of gold per metric tonne of material.

Grade or grade means the amount of valuable metal in each tonne of ore, expressed as grams per tonne (g/t) for precious metals and as percent (%) for antimony.

IPDES means Idaho Pollutant Discharge Elimination System.

IBEQ means Idaho Board of Environmental Quality.

IDEQ means Idaho Department of Environmental Quality.

IDL means Idaho Department of Lands.

IDWR means Idaho Department of Water Resources.

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

MSHA means United States Department of Labor’s Mine and Safety Health Administration.

NEPA means National Environmental Policy Act.

Ore means a mineral reserve of sufficient value as to quality and quantity to enable it to be mined at a profit.

Ounce or oz means a troy ounce or twenty penny weights or 480 grains and is equivalent to 31.1035 grams.

OTIA means Ordnance Technology Initiative Agreement.

OTP means Option to Purchase.

Oz/t or oz/st means a troy ounce per short ton.

PTC means Permit to Construct.

RACR means Removal Action Completion Report.

ROD means Record of Decision.

Sampling or sampling means a technique for collecting representative sub-volumes from a larger volume of geological material. The particular sampling method employed depends on the nature of the material being sampled and the kind of information required.

SDEIS means Supplemental Draft Environmental Impact Statement.

TIA means Technology Investment Agreement.

TSF means Tailings Storage Facility.

U.S. EPA means United States Environmental Protection Agency.

U.S. EXIM means Export-Import Bank of the United States.

USACE or Army Corps means United States Army Corps of Engineers.

USDA means United States Department of Agriculture.

USFS or Forest Service means the United States Forest Service.

NOTICE REGARDING MINING PROPERTY DISCLOSURE RULES

The material scientific and technical information in respect of the Stibnite Gold Project in this Annual Report, unless otherwise indicated, is based upon information contained in the Technical Report Summary (the “TRS”), dated as of December 31, 2025, developed for the Stibnite Gold Project in accordance with the mining property disclosure rules specified in Regulation S-K subpart 1300 (“S-K 1300”) promulgated by the U.S. Securities and Exchange Commission (the “SEC”). The TRS provides a summary of the work completed on the Project to date and updates the Technical Report Summary (the “2022 TRS”), dated as of December 31, 2021, and amended as of June 6, 2022. Updates since the 2022 TRS primarily relate to permitting, exploration drilling, engineering, land management, and financial analyses.

Any Mineral Reserves and Mineral Resources reported in the TRS by the Corporation in accordance with S-K 1300 may not qualify as such under, or may differ from, those prepared in accordance with National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”). Accordingly, information included or incorporated by reference in this Annual Report concerning descriptions of mineralization and estimates of Mineral Reserves and Mineral Resources under U.S. standards may not be comparable to similar information made public by Canadian companies in accordance with the reporting and disclosure requirements of NI 43-101.

The TRS is intended to be read as a whole and sections should not be read or relied upon out of context.

All disclosures contained in this Annual Report regarding the Mineral Reserve and Mineral Resource estimates and economic analysis on the property are fully qualified by the full disclosure contained in the TRS.

Information of a scientific or technical nature in this Annual Report have been approved by Christopher Dail, AIPG CPG #10596, Exploration Manager for Perpetua Resources Idaho, Inc. and James Norine, P.E., Senior Vice President, Projects for Perpetua Resources Idaho, Inc., and each meet the qualifications to be a “qualified person” as defined in S-K 1300.

See also “Cautionary Note Regarding Forward-Looking Statements.”

PART I

Item 1. Business

Overview

The Corporation was incorporated under the BCBCA on February 22, 2011 under the name “Midas Gold Corp.” The Corporation changed its name to “Perpetua Resources Corp.” on February 15, 2021.

The Corporation’s head office is located at Suite 201 – 405 South 8th Street, Boise, Idaho, U.S.A. 83702 and its registered and records office is located at Suite 1008 – 550 Burrard Street, Vancouver, British Columbia V6C 2B5.

The Corporation is engaged in acquiring mining properties with the intention of exploring, evaluating, developing and placing them into production, if warranted. The Corporation’s principal mineral project is the Stibnite Gold Project (the “Project”) in Idaho, USA, which contains several gold, silver and antimony mineral deposits. The Corporation’s current focus is to redevelop three of the Deposits known as the Hangar Flats Deposit, West End Deposit and Yellow Pine Deposit, all of which are located within the Stibnite Gold Project, as well as reprocess certain historical tailings located on the Project. These development activities are intended to be undertaken in conjunction with a major restoration program designed to address legacy impacts related to historical mining activities in the Project area.

The Corporation’s subsidiaries’ hold the properties of the Stibnite Gold Project which are comprised of a contiguous package of unpatented federal lode claims, unpatented federal mill sites, patented lode mining claims and patented mill sites. As of December 31, 2025, this land position encompassed approximately 28,536 acres held in 1,674 unpatented lode claims and mill sites and patented land holdings. A subsidiary of the Corporation acquired these rights through a combination of purchases and transactions and staking under the 1872 Mining Law and holds a portion under an option agreement. Bureau of Land Management claim rental payments and filings are current as of the date of this filing and the claims are all held in good standing.

Construction of the Stibnite Gold Project and continuing exploration and development at and around the Project are expected to constitute the principal business of the Corporation for the coming years. In the course of realizing its objectives, the Corporation expects to enter into various agreements specific to the construction, development, financing and operation of the Project, as well as agreements to process or sell products.

On January 3, 2025, the USFS issued its ROD approving the 2021 Modified Mine Plan. On May 19, 2025, the USACE issued its ROD for the CWA Section 404 permit. Following receipt of the USFS ROD and USACE CWA Section 404 permit, the USFS approved the Plan of Operations, which is based on the ROD and the Modified Mine Plan, for the Project in October 2025. Upon placement of certain construction phase financial assurance and receipt of the required notices from USFS, IDL and USACE, the Company began early works construction for the Project on October 21, 2025. The Company is currently focused on advancing the Project towards a full construction decision for the Project in 2026, including finalizing the remaining permits and securing project financing.

Since August 2025, the Company has accelerated construction readiness and contracting activities for the Project. Recent milestones include completing basic engineering and advancing detailed engineering, commencing early works construction in October 2025 and appointing Hatch as the EPCM contractor. The Company has developed procurement packages for long lead time process plant equipment. An agreement was also reached with ATCO for the design, construction and installation of a 1,010-person turnkey camp accommodation and site package. Additionally, the Company issued a request for proposal from third parties to assess the technical and economic feasibility of off-site antimony processing facilities and on December 9, 2025, the Company announced a partnership with Idaho National Labs to conduct pilot-scale testing to produce antimony trisulfide for domestic uses. The Company also commenced an exploration and geotechnical core drilling program in the fourth quarter of 2025 through the beginning of the first quarter of 2026.

Corporate Structure

The following chart shows the intra-corporate relationships between the Corporation and its subsidiaries. Perpetua Resources Idaho, Inc. (“PRII”) has no ownership interest in the Stibnite Gold Project; rather, it is the designated operating entity of the Corporation and manages Project activities. The property holding entity, Idaho Gold Resources Company, LLC (“IGRCLLC”), is the surviving entity in a merger with Stibnite Gold Company (“SGC”), effective June 3, 2021, and is managed pursuant to an operating agreement with PRII. PRII and IGRCLLC are wholly owned by the Corporation.

IGRCLLC holds title to the Yellow Pine, Hangar Flats and West End Deposits, all of the patented mill sites and all of the unpatented federal lode mining claims and unpatented mill sites.

Permitting and Environmental Matters

NEPA Permitting Update

Perpetua Resources is focused on the exploration and mining of the Stibnite Gold Project (the “Project”), the reclamation of prior deposits and historical tailings, and the restoration of the area to address historical activities and legacy contamination. The Project is, therefore, subject to numerous environmental regulations, including federal, state and local laws.

Significantly, we are subject to formal review under NEPA and extensive permitting requirements. In 2016, the USFS began its formal review of the Stibnite Gold Project under NEPA. The Forest Service completed scoping in 2017 and subsequently pursuant to the NEPA process, the USFS and cooperating agencies undertook extensive review of our project and proposed actions through a DEIS, released by the USFS in August 2020. In response to public and agency feedback on the DEIS, Perpetua Resources proposed modifications to the mine plan analyzed in DEIS Alternative 2 to include reduction of the project footprint, improvements in water quality, and lower water temperatures. Perpetua Resources submitted a refined proposed action to the USFS in October 2021 (the “Modified Mine Plan”).

The USFS then prepared a SDEIS to further evaluate the project refinements and compare the Company’s proposed site access via Burntlog Route to an alternative option using current roads. After nearly two years of review, the SDEIS was published on October 28, 2022 for a 75-day public comment period. The USFS identified the Modified Mine Plan as the Preferred Alternative and concluded that it would reasonably accomplish the purpose and need for consideration of approval of the Stibnite Gold Project, while giving consideration to environmental, economic and technical factors.

On September 6, 2024, the USFS published the FEIS and a DROD for the Stibnite Gold Project. The FEIS analyzes the potential environmental effects (including benefits) of the mining and reclamation activities proposed as part of the Stibnite Gold Project. The DROD outlined the USFS’s proposed decision to authorize the Modified Mine Plan and to approve a special use authorization for transmission line upgrades and installation of a new section of power transmission line with supporting infrastructure.

On January 3, 2025, the USFS published the ROD and FEIS Errata approving the Modified Mine Plan for the Project, subject to Perpetua’s submittal of a Plan of Operations and USFS’ review and approval of the Plan of Operations. Per the requirements of the FEIS and ROD, Perpetua was required, among other things, to prepare for USFS review and approval a Plan of Operations based on the Modified Mine Plan and other plans comprising the suite of Environmental Monitoring and Management Plans. These plans were to incorporate Project updates as well as required mitigation measures, environmental protection measures, financial assurance and design features in this additional documentation. Perpetua submitted all required plans to USFS for its review.

On September 19, 2025, the USFS issued its conditional Notice to Proceed from the USFS for the Stibnite Gold Project, which stated the Project has satisfied the requirements outlined in the January 2025 ROD necessary to begin construction and that the Project may begin construction conditioned only on the Company posting of the joint construction phase financial assurance agreed to by USFS, IDL, and USACE for the Project.

Perpetua subsequently posted the agreed upon joint construction phase financial assurance for the Project, and the USFS on October 20, 2025, issued notice that the requirements necessary to start construction had been satisfied, the Plan of Operations had been approved and signed by USFS, and the Project could enter construction subject to terms and conditions specified in the notice. IDL and USACE on October 21, 2025, also issued notices confirming that the requirements necessary to begin construction under their respective approvals for the Project, including posting the agreed upon joint financial assurance, had been met and that the Company could begin construction subject to the terms and conditions identified by those agencies.

Following the USFS’ publication of the ROD and FEIS approving the Modified Mine Plan for the Project, lawsuits were filed against the USFS, USDA and other federal agencies on February 18, 2025, in the United States District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations. The lawsuit alleges violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD issued by USFS, the Final Biological Opinions issued by the U.S. Fish and Wildlife Service and the National Marine Fisheries Service on September 6, 2024, and October 7, 2024, respectively (together, the “Final Biological Opinions”), and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the district court on April 2, 2025.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture and other federal agencies in the U.S. District Court for the District of Idaho challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of NEPA and other federal statutes, regulations, rules and requirements in the regulatory review and approval process in of the Project. Among other remedies, the Tribe seeks to vacate the USFS ROD and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025.

The U.S. District Court on October 2, 2025 issued a general order staying all civil cases listed in the order due to the partial shutdown of the federal government over appropriations for the government. The list included the separate lawsuits filed by the Nez Perce Tribe and by the environmental advocacy groups mentioned above challenging the USFS ROD and other federal agency approvals. This stay does not affect the validity of the USFS ROD or any of the other approvals challenged in either of these lawsuits in connection with the Stibnite Gold Project, and all such approvals remain in effect. After the partial federal government shutdown ended, the District Court issued new scheduling orders in the two cases challenging the USFS ROD and other federal approvals. In the case involving the environmental advocacy groups, the scheduling order required all procedural and dispositive motions to be filed by January 20, 2026. Those pleadings have been filed by all parties. The District Court has not yet ruled on these pending motions. In the case involving the Nez Perce Tribe, all dispositive pleadings currently are required to be filed by the end of June 2026.

The two federal lawsuits referenced above remain pending. The Company believes the USFS ROD and other federal regulatory processes challenged in the two foregoing federal lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the Project approvals challenged in those two cases will be upheld upon judicial review.

On May 19, 2025, the USACE issued the CWA Section 404 permit for the Project, which included the Compensatory Mitigation Plan. USACE was a part of the review process as a cooperating agency since the Company began the federal NEPA process after filing the CWA Section 404 permit application in 2023. The CWA Section 404 permit was the last remaining federal permit needed to advance the Project towards a construction decision. On October 21, 2025, USACE issued a letter to the Company confirming that the conditions set forth in the CWA Section 404 permit necessary to begin construction, including posting of construction phase financial assurance, had been met.

Before early works construction commenced as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Engineering, Contracting and Construction Activities” section below, the Company entered into voluntary stipulations with the plaintiffs in the two above-mentioned federal lawsuits. Those stipulations. provide for certain restrictions on the early works construction activities for the Project until February 1, 2026, after which the stipulations will terminate on 30-days’ notice by the Company to the plaintiffs. In exchange for the Company’s commitments to these restrictions, the plaintiffs in each case agreed not to seek a preliminary injunction against development of the Project in conformance with the stipulations during the restriction period that will end when the stipulations terminate. These stipulations were filed with the U.S. District Court for the District of Idaho in the two federal lawsuits. On March 16, 2026, the Company provided notice to the plaintiffs that the stipulation restriction period will end 30 days from such notice.

Ancillary Permitting Update

With receipt of all federal permits, the Company is focused on advancing the Project towards a full construction decision, including finalizing the remaining state permits and securing project financing. Most state permits for the Project were issued as of December 31, 2025, with certain previously submitted permit applications continuing through the administrative review process as of that date. In January 2026, IDEQ issued an IPDES individual industrial wastewater discharge permit), and IDWR issued the final stream alteration permit. The IPDES industrial discharge permit is subject to an automatic stay in connection with pending administrative appeal under state law as discussed in “Item 3. Legal Proceedings” section below. IDEQ continues to review Perpetua’s application for an IPDES sanitary waste discharge permit. In July 2025, IDEQ released a draft modification to its CWA Section 401 water quality certification for public comment. The Company anticipates receiving the IPDES sanitary discharge permit by early Q2 2026 and anticipates that IDEQ will issue the final modification of its Section 401 certification in Q2 or Q3 2026. IDEQ’s CWA Section 401 certification is subject to an ongoing state administrative contested case challenge.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ancillary Permitting Activities” below.

Legal Proceedings

Three pending federal lawsuits and one state lawsuit involving the Company are discussed in “Item 3. Legal Proceedings” section below. Additionally, the Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the CWA allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit against the Company in the United States District Court for the District of Idaho. The Company filed an answer generally denying liability and later, the court allowed the Company to amend and file a third-party complaint against the USFS. The Company also filed a separate CWA citizen suit against the USFS alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government. Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. EPA and the USDA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Company agreed to dismiss its pending action in the CWA case against the USFS without prejudice.

On August 8, 2023, the Company and the Nez Perce Tribe filed a final settlement agreement (the “Settlement Agreement”) to resolve the Tribe’s CWA claims. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice will be entered after completion of Perpetua’s required payments. All required payments to date have been made timely pursuant to the terms of the Settlement Agreement. As of December 31, 2025, the current portion of the settlement was $1.0 million with the remaining $1.0 million classified as long-term.

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

See “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” below.

Government and Environmental Regulations

Mining operations and exploration activities are subject to extensive national, state and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, disclosure requirements and other matters. The Corporation plans to obtain the licenses, permits or other authorizations currently required to conduct its exploration or development programs, and it believes it is currently in material compliance with governing mining, health, safety and environmental statutes and regulations in the United States and Idaho. Except as otherwise noted herein, we are not subject to any orders or directions with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see “Item 1A. Risk Factors” below.

Our operations are also subject to numerous environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations may require us to take precautions with respect to threatened, endangered, or otherwise protected species and their habitats as well as other natural, historical and cultural resources, perform environmental assessments or impact statements, implement siting and operational programs or best practices to minimize environmental impacts from our operations, perform investigatory and remedial obligations and obtain federal, state and local permits, licenses, or other approvals. Failure to comply with these laws and regulations may result in the imposition of significant fines or penalties. Additionally, we could experience significant opposition from third parties to our application for such permits or during the administrative agency review and appeal process after the issuance of such permits. Delays, denials of, or challenges to permits, or the imposition of costly and difficult to comply with conditions, may impair the development of our Project or curtail our planned operations. The following provides a summary of the more significant environmental, health and safety laws and regulations which our operations are subject to and for which compliance with may have a material adverse impact on our business.

National Environmental Policy Act

Our Project is subject to environmental review under NEPA. This law requires federal agencies to evaluate the environmental impact of their actions that may significantly affect the quality of the human environment; such review is a prerequisite for the granting of permits or similar authorization from federal agencies for the development of certain projects. As part of the review, the federal agencies are required to consider numerous environmental impacts, which may include potential impacts on air quality, water quality, cultural resources, wildlife, geology and aesthetics, as well as alternatives to the Project. The review process can lead to significant delays in approval of such projects and the issuance of the requisite permits which, in turn, can impact both the cost and development of operations. As a result of NEPA review, agencies may seek to deny permits or other support for a project, or condition approvals on certain modifications or mitigation actions. Additionally, authorizations under NEPA are subject to litigation, protest, or appeal, which has the potential to lead to further delays.

Pursuant to NEPA, the USFS and cooperating agencies undertook extensive review of our Project and proposed actions. As a result of this review, the USFS published the FEIS and DROD with respect to the Project on September 6, 2024 and published the ROD and FEIS Errata approving the Modified Mine Plan for the Project on January 3, 2025. Certain environmental advocacy groups on February 18, 2025 filed a lawsuit in the U.S. District Court for the District of Idaho alleging that the USFS and other federal agencies violated applicable laws and other requirements in issuing the ROD and FEIS and taking related regulatory actions. On August 29, 2025, the Nez Perce Tribe filed a separate lawsuit against the USFS, United States Department of Agriculture and other federal agencies in the U.S. District Court for the District of Idaho challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Project and alleging violations of NEPA and other federal statutes, regulations, rules and requirements in the regulatory review and approval process in of the Project. ongoing, and PRII has intervened in both cases. These lawsuits remain pending. See “—Permitting and Environmental Matters” above and “—Legal Update” below.

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

Voluntary cleanup actions can be undertaken pursuant to settlement agreements under CERCLA. The Company entered into an ASAOC with the U.S. EPA and the USDA pursuant to CERCLA in 2021 to conduct a number of time critical removal actions focused on improving water quality in several areas of the site. The Company filed Removal Action Completion Reports (“RACR”) with the U.S. EPA and USDA advising the agencies that the Company believes it has completed all work required under Phase 1 of the ASAOC. The federal agencies are currently reviewing the RACR. The ASAOC includes a process under which the Company and the signatory federal agencies may evaluate whether the Company will proceed with additional response actions after the Phase 1 work has been certified by the federal agencies as complete. The scope of any such potential additional actions and their costs have not yet been determined. See Notes 6 and 9 to the Consolidated Financial Statements.

Certain of the Company’s property interests in the Project site are also subject to existing judicial consent decrees entered into by third parties and various governmental entities under CERCLA and other statutes with respect to contamination caused by historical mining activities on or near the Project site. These consent decrees, which impose environmental liability and remediation responsibilities on third parties, apply to certain mining claims and mill sites acquired by Perpetua from those third parties. Under the consent decrees, Perpetua is required to grant access to certain Project site areas by regulatory agencies and allow remediation activities to proceed if necessary and to preserve the integrity of previous response actions. Several of the Company’s patented claims in the Hangar Flats and Yellow Pine properties are also subject to a consent decree which requires Perpetua to cooperate with the U.S. EPA and the USFS to implement appropriate response activities.

Protection of Species and Habitat

The Company’s operations are subject to several environmental regulations and guidelines regarding various protected species and their habitats and include the federal Endangered Species Act, the Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act, alongside similar state laws. These laws impose significant civil and criminal penalties for violations, including injunctions limiting or otherwise prohibiting operations in certain areas where protected species or their habitats are located. The imposition of such restrictions, such as seasonal limitations, may result in additional costs and delays and could impact the feasibility of our Project.

Clean Water Act

The CWA and other similar federal and state laws and regulations require the Company to obtain permits for water discharges or take mitigation actions with respect to the loss of wetlands. Additionally, such regulations require us to implement a variety of best management practices to ensure that water quality is protected and possible impacts of our operations on water quality are minimized. The CWA and analogous laws and regulations provide for administrative, civil and criminal penalties for unauthorized discharges of pollutants in reportable quantities and may impose substantial potential liability for the costs of addressing such discharges. The Nez Perce Tribe in 2019 filed a lawsuit against the Company in the U.S. District Court for the District of Idaho alleging violations of the CWA due to, among other things, exceedances of applicable water quality standards in certain water bodies in the vicinity of the Project site. The Company entered into a settlement of this litigation with the Nez Perce Tribe in 2023. See “Item 3. Legal Proceedings” below.

Clean Air Act

The Clean Air Act and other similar laws and regulations require the Company to obtain permits before construction can commence on a new source of potentially significant air emissions. Additionally, the U.S. EPA establishes and periodically reviews emissions standards that require the maximum degree of reduction in emissions of hazardous air pollutants from major sources, and we are required to comply with such emissions standards where applicable. The U.S. EPA and state agencies such as the Idaho Department of Environmental Quality have the ability to issue citations and orders and assess penalties for violations of permits or other applicable regulatory requirements.

Mine and Safety Health Administration

Mining operations are regulated by MSHA which carries out the provisions of the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006. MSHA enforces the health and safety rules for all U.S mines and conducts mine inspections regarding compliance with applicable laws and regulations. MSHA has the ability to issue citations and orders and assess penalties for health and safety violations.

District Exploration

During the fourth quarter of 2025 a short exploration and geotechnical core drilling program was initiated and continued through the beginning of the first quarter of 2026. A total of 4 exploration and 15 geotechnical holes were completed with a cumulative 9,136 feet completed. Logging and sampling of the drill holes were in progress at the effective date of this Annual Report.

Employees

At December 31, 2025, the Corporation had 47 full time employees, 1 part time employee and 1 temporary employee. 46 employees were directly related to the mineral development activities of the Stibnite Gold Project and the remaining 3 employees were focused on executive management, investor relations and administrative support of the Corporation. A total of 34 employees were employed in Idaho, with many of the Perpetua Resources team working remotely. The Corporation also contracts out certain activities to contractors with specific skills to assist with various aspects of the Project.

Royalties and Option Agreements

Option Agreements

On May 3, 2011, a predecessor to Perpetua entered into an option to purchase (“OTP”) to purchase 27 patented lode claims totaling approximately 485 acres from the J.J. Oberbillig Estate (the “Cinnabar Option Claims”). This agreement was modified in an Amended and Restated Real Property Purchase Agreement effective December 1, 2016 (the “amended agreement”). The amended agreement also includes an assignment of the right of first refusal to purchase the surface rights associated with portions of certain patented mill site claims that J.J. Oberbillig Estate sold to Hecla under a Real Estate Purchase and Sale Agreement effective December 30, 2002. The OTP has annual payments and can be extended up to 10 years after the original term of the agreement expires, through December 1, 2037, for additional consideration.

On December 10, 2019, a Perpetua Resources subsidiary entered into an option agreement to purchase 3.74 acres from private interest for an electrical switching station site which has a biannual payment of $2,500 through 2033.

Royalty Agreement

Effective May 9, 2013, Perpetua Resources and its subsidiaries granted a 1.7% NSR royalty on future gold production from the Project properties to a wholly owned subsidiary of Franco-Nevada Corporation (such subsidiary, “FNIC”), subject to adjustment based on final permitted capacity. The royalty does not apply to production of antimony and silver.

On March 21, 2024, Perpetua Resources entered into a royalty agreement with FNIC pursuant to which Perpetua Resources, through its subsidiaries, sold to FNIC a royalty on the future payable silver production from the Project in exchange for a cash payment of $8.5 million. The silver royalty agreement applies to the same properties as the gold royalty.

For a more detailed description of the terms of the option and royalty agreements, see “Item 2. Properties – Royalties, Option Agreements and Encumbrances” below.

Competition

The gold and critical mineral exploration and mining business is a competitive business. The Corporation competes with numerous other companies possessing greater financial and technical resources for the development and construction of mineral properties, including access to construction materials and recruitment and retention of qualified employees, contractors and other personnel. In addition to labor and materials, competition is particularly intense with respect to the acquisition of critical minerals such as antimony. While the Corporation’s competitive strength is due, in part, to having the only antimony reserves in the United States, there is currently significant focus on domestic antimony supply among potential producers, processors and the U.S. government. This includes recent government financing and policy support announced for other potential sources of antimony, which may alter the strategic importance of our Project and impact our ability to access funding or government support. Should additional accessible sources of antimony become available or demand be reduced, our competitive position, as well as our ability to attract capital and government support, may be adversely affected. We also encounter competition for the hiring of key personnel. This competition could adversely impact our ability to advance the Project, acquire suitable prospects for exploration in the future on terms we consider acceptable, attract necessary capital funding or acquire an interest in additional properties. See “Item 1A. Risk Factors – Perpetua Resources faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and Perpetua Resources may not be able to effectively compete” below.

Environmental, Social and Governance (“ESG”)

Our commitment to ESG practices is explained in our ESG Policy. Our ESG Policy, Sustainability Roadmap and our 2024 Sustainability Report can be found on the Company’s website. Information on our website is neither part of, nor incorporated into, this Annual Report on Form 10-K.

Availability of Raw Materials

The Company’s operations require the timely sourcing of critical supplies, equipment and parts, some of which originate or are processed outside of the United States. Our ability to obtain these materials when needed and at expected costs may be affected by geopolitical conflicts, tariffs, export controls, customs requirements, trade restrictions and other governmental or third party actions. Historically, we have been able to secure the appropriate equipment and supplies required to conduct our contemplated programs. We continuously monitor supply and cost trends for these items.

See also section “Item 1A, Risk Factors – A shortage of supplies and equipment, or the inability to obtain such supplies and equipment when needed and at expected prices, could adversely affect Perpetua Resources’ ability to operate its business” and “Changes in U.S. administrative policy, including tariffs and trade agreements, and uncertainty regarding U.S. EXIM loan financing may adversely affect us” below.

Gold Price History

The price of gold is volatile and is affected by numerous factors, all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global and regional gold demand and international and national political and economic conditions. The following table presents the annual high, low and average daily afternoon London Bullion Market Association gold price over the past five calendar years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,801
2023	$2,078	$1,811	$1,943
2024	$2,778	$1,985	$2,387
2025	$4,449	$2,633	$3,435

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies. These provisions include:

●	an exemption from the auditor attestation requirement in the assessment of the effectiveness of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”);
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and
●	reduced disclosure about our executive compensation arrangements.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report. As a result, the information that we provide to our shareholders may be different than what you might receive from other public reporting companies in which you hold equity interests.

We will cease to be an emerging growth company as of December 31, 2026 and will no longer be able to take advantage of the reduced disclosure requirements currently available to us. Specifically, starting in 2027 we will be required to, among other things:

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

In connection with the expected loss of our emerging growth company, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with expanded disclosure requirements and the requirements of Section 404 of the Sarbanes-Oxley. If an independent assessment of our internal controls detects material weaknesses, or if we are unable to assert that our internal controls over financial reporting are effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by Nasdaq, SEC or other regulatory authorities, which could require additional financial and management resources and could have a material adverse effect on our business, financial condition and results of operations.

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

We have adopted a Code of Conduct and Ethics Policy (the “Code of Conduct”) that applies to our management and to our other employees. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions by posting such information on our website (www.perpetuaresources.com). Our other policies and the charters of our Audit, Compensation and Corporate Governance and Nominating Committees are all available on our website. Information on our website is neither part of, nor incorporated into, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Investing in our common shares involves a high degree of risk. An investment in our securities is speculative and involves a high degree of risk due to the nature of our business and the present stage of development of our mineral properties. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and Part II, Item 7. entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in any documents incorporated in this Annual Report by reference, before deciding whether to invest in our common shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects and could cause them to differ materially from the estimates described in forward-looking statements in this Annual Report. In such an event, the market price of our common shares could decline, and you may lose all or part of your investment. Although we have discussed risks we have identified as material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Certain statements below are forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Risk Factor Summary

The following is a summary of important risk factors that are specific to our business, industry and our incorporation under the laws of British Columbia:

●	We do not currently have sufficient funds or committed financing necessary to fund the estimated capital cost of the Project, and we may be unable to raise the necessary funds.
●	The issuance of a final financing commitment from U.S. EXIM is subject to U.S. EXIM’s underwriting criteria, authorization process, completion of due diligence and loan documentation, finalization and satisfaction of terms and conditions and satisfaction of certain conditions. The amount and timing of any funding under the U.S. EXIM facility is subject to the satisfaction of conditions, some of which are outside the Company’s control.
●	The U.S. EXIM financing, or other debt financing that we may enter into to fund the Project, may subject us to restrictive covenants, significant debt service costs, additional compliance obligations (including environmental and social requirements) and other obligations and restrictions that may affect the value of the Project and our ability to pursue our business strategy.
●	Changes in U.S. administrative policy, including tariffs and trade agreements, and uncertainty regarding U.S. EXIM loan financing may adversely affect us.
●	Metal prices have fluctuated widely in the past and are expected to continue to do so in the future, which may adversely affect the amount of revenues derived from future commercial production.
●	Changes in geopolitical conditions and U.S. critical minerals policy could reduce the strategic importance of domestic antimony production and adversely affect our business.
●	We require various permits to complete construction and commence operation of the Project and continue any future operations, and delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.
●	Mine closure and reclamation regulations and certain permits required to construct and operate mines include requirements that we provide financial assurance supporting our future reclamation obligations. The costs of providing financial assurance could significantly increase and we might not be able to provide financial assurance in the future.
●	We have no history of commercially producing precious metals from our mineral properties and there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.
●	Construction of mine facilities is subject to all of the risks inherent in construction and start-up, including delays and costs of construction in excess of our projections.
●	Perpetua Resources’ future exploration efforts may be unsuccessful.
●	Perpetua Resources’ Mineral Resource and Mineral Reserve estimates may not be indicative of the actual gold, antimony or other minerals that can be mined.
●	Perpetua Resources faces numerous uncertainties in estimating economically recoverable Mineral Reserves and Mineral Resources, and inaccuracies in estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

●	Perpetua Resources’ title to its mineral properties and its validity may be disputed in the future by others claiming title to all or part of such properties.
●	Perpetua Resources has a history of net losses and expects losses to continue for the foreseeable future.
●	We have a limited property portfolio.
●	Perpetua Resources faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and Perpetua Resources may not be able to effectively compete.
●	We are subject to extensive environmental laws and regulations, where compliance failure may impact our operations.
●	Changes to United States federal mining law could impose royalties or other fees on hardrock mineral production on federal public lands, which could materially affect the economics of the Stibnite Gold Project.
●	Our operations, including permits, currently are and in the future may be subject to legal challenges, which could result in adverse impacts to our business and financial condition.
●	Our operations are subject to climate change risks.
●	Increasing attention to sustainability matters and conservation measures may adversely impact our business.
●	We depend on key personnel for critical management decisions and to manage our business effectively.
●	We lack a full internal staff of technical specialists and depend on outside consultants to deliver critical technical, engineering and permitting support.
●	Our business could be adversely affected by the performance of counterparties and other outside contractors.
●	Certain Perpetua Resources directors also serve as officers, directors or major shareholders of other mining companies, which may give rise to conflicts.
●	Perpetua Resources’ business involves risks for which Perpetua Resources may not be adequately insured, if it is insured at all.
●	A shortage of supplies and equipment, or the inability to obtain such supplies and equipment when needed and at expected prices, could adversely affect Perpetua Resources’ ability to operate its business.
●	The Project is subject to significant risks of construction delays and cost overruns related to the transmission line, which could adversely impact project completion and operations.
●	We may enter into joint ventures or other strategic arrangements, which could limit our ability to control project development and expose us to additional risks.
●	Resource exploration and development is a high risk, speculative business.
●	Mineral exploration and development is subject to numerous industry operating hazards and risks, many of which are beyond Perpetua Resources’ control and any one of which may have an adverse effect on its financial condition and operations.
●	Rising metal prices encourage mining exploration, development and construction activity, which in the past has increased demand for and cost of contract mining services and equipment.
●	Global financial markets can have a profound impact on the global economy in general and on the mining industry in particular.
●	Our business could be negatively impacted by inflationary pressures, which may increase our operating costs and decrease our access to capital required to operate our business.
●	The requirements of being a public company in the United States and Canada and maintaining a dual listing on both Nasdaq and the TSX, including compliance with the reporting requirements of the Exchange Act, the requirements of Sarbanes-Oxley and applicable securities laws of Canada, may strain our resources, increase our costs and require significant management time and resources.
●	The loss of “emerging growth company” and “smaller reporting company” status will increase our regulatory burden, costs and management demands.
●	Provisions in the Company’s corporate charter documents and Canadian law could make an acquisition of the Company, which may be beneficial to its shareholders, more difficult and may prevent attempts by the shareholders to replace or remove the Company’s current management and/or limit the market price of the Common Shares.
●	Because we are a corporation incorporated in British Columbia and some of our directors and officers may reside, now or in the future, in Canada, it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the federal securities laws of the United States. Similarly, it may be difficult for Canadian investors to enforce civil liabilities against our directors and officers that reside outside of Canada.
●	Perpetua Resources has no history of paying dividends, does not expect to pay dividends in the immediate future and may never pay dividends.
●	Perpetua Resources may need to raise additional capital through the sale of its securities or other interests, resulting in potential for additional dilution to the existing shareholders and, if such funding is not available, Perpetua Resources’ operations would be adversely affected.

●	Future sales of Perpetua Resources’ common shares into the public market may result in losses to Perpetua Resources’ shareholders.
●	Our largest shareholder has significant influence on us and may also affect the market price and liquidity of our securities.
●	The Company is currently involved in legal proceedings and in the future, it may be subject to additional legal proceedings.
●	We are subject to taxation both in Canada and the United States, and shareholders may be subject to Canadian and/or U.S. withholding and certain other taxes.

Risk Factor Discussion

Risks Related to Our Business

We do not currently have sufficient funds or committed financing necessary to fund the estimated capital cost of the Project, and we may be unable to raise the necessary funds.

According to the TRS, as of December 31, 2025, the total initial capital cost estimate for the Project was approximately $2,576 million, excluding debt service and other financing costs and financial assurance obligations. We do not currently have sufficient funds or committed financing to fund the estimated capital cost of the Project and our ability to obtain sufficient funds or committed financing on acceptable terms, or at all, may be impacted by various factors, including, but not limited to, market conditions or commodity pricing; unfavorable interest rates; regulatory uncertainty; geopolitical events, including tensions or conflict in the Middle East, that may impact global financial stability; the incurrence of additional debt, which may be subject to certain restrictive covenants; and permitting delays, challenges to our existing permits, ability to post financial assurance for operations following completion of construction or other unforeseen issues relating to our existing or future permits. In addition, the initial capital cost estimate reflects the status of engineering and contracting work as of December 31, 2025. Engineering, contracting and financing negotiations are ongoing, and the capital cost estimates may change as those workstreams progress, and such changes may be material.

As part of our previously announced, comprehensive financing plan for the Project, in May 2025 we submitted a formal loan application to the Export-Import Bank of the United States (“U.S. EXIM”) for debt financing to finance construction of the Project and received a preliminary, non-binding indicative financing term sheet in September 2025. On March 30, 2026, the board of U.S. EXIM initiated the last formal step before a U.S. EXIM board vote on final approval of an approximately $2.7 billion senior secured loan (the “U.S. EXIM loan”) for the construction and development of the Project by unanimously agreeing to publish a notification to Congress with respect to the proposed loan. This step triggers notification of the proposed financing to Congress for a 25-day period (the “Notice Period”). The U.S. EXIM loan, if approved, is expected to be comprised of a direct loan of approximately $2.2 billion for construction of the Project, financial assurance and certain discretionary corporate and exploration costs, and the remainder representing capitalized interest and fees. The initiation of the Notice Period does not represent a financing commitment from U.S. EXIM and is subject to approval of the proposed loan by the U.S. EXIM board following the 25-day Notice Period. There can be no assurance that the board of U.S. EXIM will approve the proposed loan after the Notice Period, or at all, that we will be able to successfully negotiate definitive loan documents to close the loan or that, if closed, any funding provided by U.S. EXIM will be sufficient for us to construct the Project. If the U.S. EXIM loan is not approved, is delayed, is not available in the amounts or on the terms expected, or if the conditions to draw funding are not satisfied, we may not be able to fund the construction of the Project as planned, and would need to seek alternative sources of financing, which may not be available or may be available only on unfavorable terms. If we are able to successfully obtain financing from U.S. EXIM or another lender, the cost and terms of such financing may significantly reduce the expected benefits from development of the Project or render such development uneconomic, including by imposing restrictive covenants; limiting our ability to control certain property or development decisions; the loss of certain economic benefits of our property; or dilution to existing shareholders resulting from additional equity financing.

There can be no assurance that we will obtain, or receive the full amount of, the anticipated U.S. EXIM loan, or that the terms and timing of such funding will not be modified, delayed, challenged, or become unavailable, which could have a material adverse effect on our business, results of operations and financial position. Our failure to obtain sufficient financing could result in delay or indefinite postponement of development, construction, or operation of the Project. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable. Our failure to obtain financing could have a material adverse effect on our growth strategy and results of operations and financial condition.

The issuance of a final financing commitment from U.S. EXIM is subject to U.S. EXIM’s underwriting criteria, authorization process, completion of due diligence and loan documentation, finalization and satisfaction of terms and conditions and satisfaction of certain conditions. The amount and timing of any funding under the U.S. EXIM facility is subject to the satisfaction of conditions, some of which are outside the Company’s control.

On March 30, 2026, the board of U.S. EXIM initiated Congressional Notice Period for an approximately $2.7 billion senior secured loan for the Project. The initiation of the Notice Period does not represent a financing commitment from U.S. EXIM. A funding commitment, if any, is conditional upon the satisfaction of certain conditions, including approval by the U.S. EXIM board following the 25-day Notice Period and execution of definitive loan documentation. There can be no assurance that the board of U.S. EXIM will approve the proposed loan after the Notice Period, or at all, or that, if approved, the terms or amount of such loan will be the same as those initially indicated. Availability of the proposed funding is also subject to finalization of definitive documentation, including completion of the due diligence and underwriting process, which may not be completed on the expected timeline, or at all. In addition, as a condition to closing, the Company may be required to put in place one or more secured accounts or debt facilities to fund cost overruns during the construction phase of the Project, which may include cash on hand, subordinated debt, letters of credit or other financial instruments or may require the Company to raise additional capital through debt or equity offerings, or enter into strategic or commercial agreements with third parties. If the financing is approved, there can be no assurance that the U.S. EXIM financing, together with any cost over-run facilities or other sources of capital will be sufficient for the Company to construct the Project. Further, release of funding under any such commitment would be subject to the satisfaction of certain conditions and covenants by the Company at the time of each proposed draw under the facility. Some of these conditions are outside the Company’s control. There can be no assurance that the Company will be able to successfully satisfy any or all of such conditions on the expected timeline, or at all, and the amount and timing of such funding, if any, is uncertain.

The underwriting process and finalization of definitive documents is subject to the procedures, priorities and staffing of U.S. EXIM, including in connection with any shutdowns of the federal government. As a result, the Company’s application may not be reviewed or processed on the Company’s preferred or expected timeline, and funds may not be available when needed to continue construction. Furthermore, U.S. EXIM funding is subject to the priorities of the federal government, which may result in changes to the amount, timing or conditions of funding. Even if approved, the terms of any U.S. EXIM funding may not be on acceptable terms or may be subject to conditions that the Company is unable to satisfy. If the Company is unable to secure U.S. EXIM financing, it may be unsuccessful in obtaining other project financing when needed or to continue construction on the Project.

The U.S. EXIM financing, or other debt financing that we may enter into to fund the Project, may subject us to restrictive covenants, significant debt service costs, additional compliance obligations and other obligations and restrictions that may affect the value of the Project and our ability to pursue our business strategy.

We expect that the terms of the U.S. EXIM financing, or other debt financing we may enter into to fund the Project, will impose operating and financial restrictions on us and our subsidiaries, which may limit our ability to respond to changing business and economic conditions. For example, we expect that any such debt financing will contain restrictive covenants that limit our ability to incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates, make substantial asset sales, make certain restricted payments, enter into amendments or waivers to certain agreements, conduct certain sale leasebacks or enter into certain burdensome agreements. The terms of any such financing may also require the Company to maintain one or more secured accounts or facilities to fund cost overruns, financing costs, or other expenses during or after construction. Such conditions may require the Company to raise additional funds, enter into additional debt facilities, or restrict cash on hand. These covenants could adversely affect our ability to finance our future operations or capital needs, to continue exploration and development activities or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

In addition, in connection with the negotiation and execution of the U.S. EXIM loan or similar financings, we may be required to enter into intercreditor or subordination agreements with other contractors, lenders or stakeholders or to amend agreements already in place with contractors or suppliers. The negotiation, finalization, and ongoing management of such agreements can be complex and may result in additional restrictions, delays in closing, or conflicts between creditor or contractor parties that could adversely affect our financing flexibility and project timeline.

In addition to these financial and operational restrictions, U.S. EXIM or other lenders may impose additional requirements relating to environmental, social, and governance standards. These may include, but are not limited to, additional compliance or reporting requirements related to environmental and social impacts, community engagement, and monitoring, and adopting international best practices and standards. Complying with such requirements could increase our compliance and operational costs, delay project timelines, or require changes to project design or operations. Failure to meet these standards could also result in penalties, loss of financing, or reputational harm.

Furthermore, we expect to incur significant debt service costs in connection with the U.S. EXIM financing, or other debt financing we may enter into to fund the Project, including regular interest accrual, commitment fees, ongoing administrative, legal and advisory fees and other compliance costs. If we are permitted to defer interest payments until the Project is in operation, the principal amount of the loan may increase materially. These debt service costs are in addition to the indicative commitment amount and will increase our repayment obligations once the Project is in operation. We expect the terms of the U.S. EXIM loan, or any similar project financing facility, to severely restrict our ability to use the proceeds of the Project until a substantial portion of the loan has been repaid. As a result, we may be unable to progress exploration or development activities, pay dividends or otherwise execute preferred business strategies.

If we are unable to commence operations at the Project when expected due to construction delays, increased costs, compliance with additional lender requirements, or for other reasons, we may be unable to satisfy our payment obligations when due. If we fail to make payments when due or otherwise fail to satisfy the conditions or covenants of the loan, the lenders will have certain remedies to enforce their loan, which may include, under certain circumstances, foreclosure on the Project, which could result in total loss of the Project and our ability to continue our operations.

Changes in U.S. administrative policy, including tariffs and trade agreements, and uncertainty regarding U.S. EXIM loan financing may adversely affect us.

Our ability to secure debt financing from U.S. EXIM or other sources and advance the Project may be negatively impacted by changes in U.S. administrative policy, such as the imposition or increase of tariffs, changes to existing trade agreements, and shifts in international trade relations. Political and trade relations between the U.S. and countries in our supply chain, as well as changes to trade policies (including the imposition of tariff rates and customs duties) and other macroeconomic issues, could adversely impact our business. Many industries, including the mining industry, have been impacted by these market conditions, which have contributed to increased economic uncertainty, higher capital costs and, for pre-production companies like ours, potentially reduced access to financing. These factors have increased the risk of disruption to global trade flows and supply chains, including availability and lead times for mining and processing equipment. Escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments, or shifts in U.S. or international trade policies, including those arising from geopolitical tensions in the Middle East, could increase the cost and limit the availability of the raw materials and equipment necessary for the development and construction of the Stibnite Gold Project.

Given the relatively fluid regulatory environment in the U.S. and uncertainty regarding future actions of the U.S. government or foreign governments with respect to tariffs and international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and ability to progress the Project. Any adverse developments related to financing, government policy, or trade relations could materially affect our business, results of operations, financial condition, and the price of our common shares.

Metal prices have fluctuated widely in the past and are expected to continue to do so in the future, which may adversely affect the amount of revenues derived from the future commercial production.

Our profitability, long-term viability and ability to finance and develop the Stibnite Gold Project will depend, in large part, on the market prices of gold, antimony and other potential by-products. The prices of these commodities have historically been volatile and are subject to numerous factors beyond our control, including:

●	Global and regional consumption patterns;
●	Expectations regarding inflation or deflation;
●	The relative strength of the U.S. dollar and other currencies;
●	Global and regional political or economic conditions, including interest rates and currency values;
●	Monetary policies announced or implemented by central banks, such as changes in interest rates;
●	Actual or anticipated sales or purchases of gold and antimony by central banks or governments;
●	Speculative activities and positions taken by investors, traders, or producers;
●	Demand for gold, antimony and related products in industrial, investment and jewelry markets;
●	Supply and demand changes from new mine developments, mine closures, or disruptions due to pandemics, war, labor strikes, transportation interruptions, or natural disasters;
●	Availability and costs of substitutes;
●	Tariffs, embargoes, export controls and other governmental actions affecting trade in metals; and
●	Sales or purchasing activity by central banks, producers and other major holders in response to any of the above factors.

The market prices of gold and antimony have recently experienced significant volatility. Government actions in major consuming or producing countries, including China and India for gold and China for antimony, can have a significant impact on demand and pricing. Antimony prices are subject to sharp, short-term changes and protracted declines, influenced by supply chain disruptions, new sources of supply, and changes in government policy regarding critical minerals.

A sustained decrease in the prices of gold could render the Project uneconomic, result in asset impairments or write-offs, and adversely affect our business, cash flows and the value of our common shares. While some analysts predict continued strength in gold prices, others expect a potential decline. There can be no assurance that prices will remain at current levels or that a profitable market will exist for our products.

In addition, our cost estimates for the Project currently benefit from elevated antimony pricing as a by-product credit. If antimony prices fall due to new supply sources or other market factors, our operating costs could materially increase, further impacting project economics and financial performance. The effect of these factors on metal prices cannot be accurately predicted, and any material decrease in prices could have a material adverse effect on our financial condition, results of operations, and ability to finance or advance the Stibnite Gold Project.

Perpetua Resources’ Canada-U.S. corporate structure and the related changes in critical mineral and trade policies may affect financing and advancement of the Stibnite Gold Project.

Perpetua Resources is a corporation incorporated under the BCBCA and its registered and record offices are located in British Columbia, Canada, while its head office and its principal asset, the Stibnite Gold Project, are located in Idaho in the United States. This cross-border structure exposes the Company to a dynamic and complex political, regulatory, and industrial policy environment that could impact its ability to fund, develop, and operate the Project. Political changes, including shifts in mining, investment, or other such policies in Canada and/or the United States, or in the relationship between these jurisdictions, may adversely affect Perpetua’s operations, profitability, and its ability to fund ongoing development expenditures at the Stibnite Gold Project. Such changes could also prevent or restrict the advancement of the Project, regardless of its economic viability as increased government involvement may impose new limitations, including restrictions on ownership or business operations with certain parties.

Additionally, there currently is significant uncertainty regarding the future relationship between the United States and other countries, including with Canada, relating to policy changes arising from the current U.S. administration, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Changes in tariffs, trade barriers, price and exchange controls, or other regulatory requirements could adversely affect Perpetua’s business, prospects, financial condition, and operating results, the extent of which cannot be predicted with certainty at this time. Perpetua Resources intends to continue to comply with legislation and policies in all jurisdictions where it operates. However, the Company cannot predict whether future policy changes or regulatory actions will result in substantive adverse effects on its business or operations, or impact the intended geographic focus of its business or the ability to fund and advance the Stibnite Gold Project.

Changes in geopolitical conditions and U.S. critical minerals policy could reduce the strategic importance of domestic antimony production and adversely affect our business.

A part of our business strategy is supported by the current geopolitical and national security environment, including ongoing trade tensions between the United States and China, China’s restrictions on exports of certain strategic minerals, and U.S. government initiatives to strengthen domestic supply chains for critical minerals such as antimony. These developments have increased interest in and public support for U.S.-based antimony projects like the Stibnite Gold Project.

There is no assurance that these conditions will persist or that the Stibnite Gold Project will benefit from this strategic focus. Any improvement in U.S.-China relations, reduction or removal of tariffs or export controls, a shift in U.S. government priorities regarding access to critical minerals, or identification of other readily available sources of antimony outside of China, could decrease or eliminate the perceived strategic value of domestic antimony production. Similarly, if China were to resume or expand exports of antimony or related materials, global supply and pricing dynamics could change materially, which could reduce the focus on developing U.S.-based antimony projects.

In addition, U.S. government agencies, including the DOW, may decide not to continue, or may significantly reduce efforts, to promote domestic critical minerals development. If government interest or policy support for domestic antimony projects declines, our ability to attract financing, secure commercial partnerships, or advance the Stibnite Gold Project could be adversely affected. These developments could have a material negative impact on our business, prospects, and the potential economic viability of the Project.

We require various permits to complete construction and commence operation of the Project and continue any future operations, and delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

We have received all permits needed to advance the Project into the initial construction phase, and in October 2025 we received confirmation from the USFS, IDL and USACE that we satisfied the remaining conditions under such permits to commence such initial construction. However, our current and anticipated future operations, including further development and construction activities and commencement of operations on the Project, require additional authorizations from various federal, state and local governmental authorities in the United States that we will need to obtain in the future. For example, in addition to providing construction phase financial assurance in favor of federal and state agencies to satisfy the requirements of applicable federal and state law and the requirements of various governmental approvals, it is expected that additional financial assurance in favor of federal and state agencies in respect of Project operations after construction is completed will be required by the relevant agencies when the Company moves from the construction phase to the operations phase of the Project. Further, certain additional permits, beyond those necessary to initiate construction, will be required from federal and state agencies as part of the Company’s full construction plan. There can be no assurance that such regulatory authorizations will be obtainable on reasonable terms, when expected or at all. Furthermore, permitting requirements can be costly to comply with and involve extended timelines. Permitting delays, failure to obtain such permits, or a failure to comply with the terms of any United States federal, state or local permits that we have obtained or successful legal challenges to the issuance of permits we have obtained, could have a material adverse impact on us.

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

The duration and success of efforts to obtain, maintain and renew permits are contingent upon many variables not within our control. Shortage of qualified and experienced personnel in the various levels of government could result in delays or inefficiencies. Backlog within the permitting agencies could affect the permitting timeline of the various projects. Other factors that could affect the permitting timeline include (i) the number of other large-scale projects currently in a more advanced stage of development which could slow down the review process, (ii) significant public response regarding the Project or any future projects the Company undertakes, and (iii) the initiation and disposition of legal proceedings challenging the Project or any regulatory approvals required for it. Additionally, to the extent that we are granted necessary permits, we may be subject to a number of Project requirements or conditions, including, but not limited, to the installation or undertaking of programs to protect air and water quality and to safeguard protected species and their habitat, sites, or otherwise limit the impacts of our operations. Various permits will require the Company to provide bonding or other financial assurance to federal and state agencies to assure the Company complies with Project requirements, including requirements relating to reclamation of disturbances or impacts to the environment caused by the Project. Previously obtained permits may be suspended or revoked for a variety of reasons. While we strive to obtain and comply with all necessary permits and approvals, any failure to do so may have negative impacts upon our business or financial condition, such as increased delays, curtailment of our operations, increased costs, implementation of mitigation or remediation requirements, the potential for litigation or regulatory action, and damage to our reputation.

Mine closure and reclamation regulations and certain permits required to construct and operate mines include requirements that we provide financial assurance supporting our future reclamation obligations. The costs of providing financial assurance could significantly increase and we might not be able to provide financial assurance in the future.

We are required by federal and state laws and regulations to reclaim our mining properties. The specific requirements may change and vary among jurisdictions, but they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the control of pollutants and other possible deleterious substances, re-establishment to some degree of pre-disturbance landforms and vegetation, and restoration of natural resources. The Company’s approved mine plans also include certain commitments to address legacy conditions at the Project site created by historical mining operations of other mining companies and to restore to some degree natural and environmental resources to conditions existing before those historical mining operations. Such commitments in the approved mine plans are included within the Company’s financial assurance obligations. We are currently required, and may in the future be subject to additional requirements, to provide bonding or other financial assurance as security for reclamation costs, which may exceed our estimates for such costs. In addition, we may enter into various financial agreements to satisfy financial assurance requirements, and the terms of such agreements may impose certain restrictions on us or require us to post cash collateral. For example, to facilitate satisfaction of construction phase financial assurance requirements, in October 2025 we entered into multiple related financial agreements consisting of a surety bond and a related indemnity agreement with the surety provider; a credit facility and a standby letter of credit in favor of the surety provider; and additional arrangements with federal and state agencies to satisfy financial assurance requirements. We entered into additional construction phase financial assurance arrangements in November and December 2025 with another state agency and a bank providing a letter of credit in favor of that agency. The terms and conditions of the current financial assurance package with the surety provider require us to, among other things, maintain a minimum balance of collateral, cash and marketable securities, satisfy other collateral maintenance requirements and maintain compliance with reporting requirements and certain other covenants. Compliance with the collateral maintenance requirements of the current financial assurance package may strain our financial resources or otherwise reduce liquidity that would otherwise be available for other uses and, therefore, may have an adverse impact on our financial condition. Furthermore, a claim on the surety bond or a breach of our covenants in favor of the surety provider under or our failure to fulfill our obligations under the related indemnity agreement entitles the surety to demand additional collateral, plus associated costs and expenses. Similarly, a breach of our covenants or other obligations under the credit facility supporting the lenders of credit constituting an event of default enables the bank to accelerate repayment and enforce collateral rights. Any such collateral demand or acceleration would adversely affect our financial condition and may have the effect of delaying the progress of development of the Project.

We may replace the current financial assurance package with other non-cash financial assurance arrangements prior to or in connection with finalizing full financing for the Project. However, there can be no assurance that we will be able to replace the current financial assurance package on acceptable terms and on the anticipated timeline, or at all. Additionally, our future reclamation costs, whether in the construction phase or operations phase of the Project, may exceed the financial assurances we post, which may require additional financial assurance to be provided to federal and state agencies, and those assurances may ultimately be unavailable to us.

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

We have only recently commenced construction of the Project, and we have no ongoing mining operations or revenue from mining operations. Mineral development and mine construction have a high degree of risk and few properties that are explored are ultimately developed into producing mines. The successful development of the Project will require obtaining committed financing, the completion of a multi-year construction process and operation of mining areas, processing facilities and related infrastructure, as well as ongoing compliance with and maintenance of federal, local and state permits and financial assurance requirements. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including, among others:

●	The need to obtain and maintain environmental and other governmental approvals and permits from federal, state and local governmental authorities, and the timing and conditions of those approvals and permits, and challenges, including litigation, to the issuance of such approvals and permits;
●	The need to maintain financial assurance in favor of federal and state agencies required under applicable statutes, regulations and permits for the construction phase of the Project and to obtain additional financial assurance for the operations phase of the Project;
●	The potential that future exploration and development of mineral claims on or near the Project site may be impacted by litigation and/or consent decrees entered into by previous owners of mineral rights;
●	The availability and cost of funds necessary to finance construction and development activities;
●	The timing and cost, which can be considerable, of the construction of mining and processing facilities, as well as other related infrastructure;
●	Opposition from Native American tribes, non-governmental organizations, environmental groups or local groups, including the initiation of legal proceedings in courts or before administrative bodies, which may delay or prevent permitting, development, exploration, construction and operation activities;
●	Potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services and foreign exchange rates;
●	The availability and cost of skilled labor and mining equipment; and
●	The availability and cost of appropriate smelting and/or refining arrangements.

The costs, timing and complexities of mine construction and development are increased by the remote location of the Project, with additional challenges related thereto, including access, water and power supply and other support infrastructure. The lack of availability of such infrastructure on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay further development of the Project. Cost estimates have in the past and may in the future increase significantly as more detailed engineering work and studies are completed and as construction activities progress. We do not have an operating history upon which we can base estimates of future operating costs; thus, actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any current or future development activities will result in profitable mining operations. New mining operations commonly experience unexpected costs, problems and delays during development, construction and mine start-up. In addition, delays in the commencement of mineral production often occur. Furthermore, a significant drop in commodity prices over a sustained period of time could render the Project not economically viable or limit our ability to maintain operations. Accordingly, there are no assurances that our activities will result in profitable mining operations, that we will successfully establish mining operations, or that we will profitably produce precious metals at the Project.

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

Construction of mine facilities is inherently risky and subject to many risks, many of which are beyond our control, that could delay or prevent the completion of, or significantly increase the costs of construction of, the Stibnite Gold Project, including:

●	Design, engineering, procurement and construction difficulties or delays, including unusual or unexpected geologic formations and conditions;
●	Availability of materials, equipment and labor;
●	Cost overruns, including due to inflation or tariffs;
●	Our failure or delay in obtaining necessary legal, regulatory and other approvals and permits from federal, state and local governmental authorities;
●	Failure to obtain or delays in obtaining project construction financing;
●	Failure to obtain, or delays in obtaining, title or use rights in respect of lands needed for off-Project site facilities, logistics or storage facilities not currently controlled by the Company and transmission line segments not currently controlled by the Company or Idaho Power Company;
●	Interruptions in the supply of the necessary equipment, construction materials or labor, or an increase in their price;
●	Injuries to persons and property;
●	Opposition of local and or non-governmental organization interests, including litigation and/or contested administrative proceedings and public review and approval processes; and
●	Natural disasters, inclement weather, accidents, political unrest or unforeseen events.

In particular, in December 2025, we engaged Hatch Ltd. (“Hatch”) as our EPCM contractor for the processing plan and certain other on-site facilities in respect of the Project, and detailed engineering work is ongoing. The engagement of an EPCM contractor, as well as the ongoing engineering process, creates additional risks of changes to the construction plan, possible added costs, and potential delays to the Project’s timeline. Contracting for major project procurement and project implementation components is ongoing, which adds uncertainties regarding the final costs and schedule for the Project. Our ability to proceed according to plan also remains subject to the continued availability of equipment and skilled labor, which may be impacted by market conditions, supply chain issues and other external factors.

If any of the foregoing events or other unforeseen events were to occur, our financial condition could be adversely affected and we may be required to seek additional capital, which may not be available on commercially acceptable terms, or at all. If we are unable to complete construction of the Project, we may not be able to recover any costs already incurred. Even if construction of the Project is completed on the expected timeline, the costs could significantly exceed our expectations and result in a materially adverse effect on our business, results of operations, financial condition and cash flows.

Perpetua Resources’ future exploration efforts may be unsuccessful.

Perpetua Resources’ future efforts to upgrade and expand Mineral Resources at its properties may be unsuccessful. While the Company has identified mineralized material at the Stibnite Gold Project, there is no assurance that additional drilling, sampling, or technical analysis will result in the conversion of existing resources to higher categories, such as Mineral Reserves, or in the identification of additional resources. Upgrading or expanding Mineral Resources requires significant investment, technical skill and is subject to a number of risks, including the possibility that further work may not improve the quantity or quality of Mineral Resources or may even reduce the existing estimates.

Furthermore, even if further mineralization is discovered, there is no assurance that commercial production of the mineralized material would be economical. The commercial viability of any mineral deposit is dependent on factors beyond our control, such as the attributes of the deposit, prevailing commodity prices, government policies and regulations, and environmental protection requirements. Additionally, if any expanded mineralization described above were to result in changes to the Project design or other features incorporated into the Plan of Operations approved by the USFS in October 2025 or into other federal or state permits issued for the Project, additional requirements with respect to environmental review or permit amendments or modifications may be required. Any such additional environmental review and permitting requirements, if applicable, would need to be completed before proceeding with actions requiring such regulatory approvals. Our ability to successfully upgrade or expand resources is also significantly influenced by the technical skill of our personnel and the results of ongoing engineering and evaluation programs.

If we are unable to upgrade or expand Mineral Resources, or if further work demonstrates that the resources cannot be economically or legally developed, it could have a material adverse effect on our business, financial condition, results of operations and share price.

Perpetua Resources’ Mineral Resource and Mineral Reserve estimates may not be indicative of the actual gold, antimony or other minerals that can be mined.

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

Information concerning our mining properties in “Item 2. Properties” below has been prepared in accordance with the requirements of S-K 1300. A mineral is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining, processing and selling the mineral. Mineral Reserve and Mineral Resource estimates of the gold, silver and antimony in our mining properties are based on many factors, including engineering, economic and geological data assembled and analyzed by internal staff and third parties, which includes various engineers and geologists, the area and volume covered by mining rights, assumptions regarding extraction rates and duration of mining operations, and the quality of in-place Mineral Reserves and Mineral Resources. The

Mineral Reserve and Mineral Resource estimates as to both quantity and quality are updated from time to time to reflect, among other matters, new data received.

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

The validity of mining rights may, in certain cases, be uncertain and subject to being contested. The Company’s mining rights, claims and other land titles, particularly title to undeveloped properties, may be defective and open to being challenged by governmental authorities, local communities and other third parties.

Perpetua Resources’ properties consist of various mining concessions in the United States that provide both mineral and surface rights. Under U.S. law, the concessions may be subject to prior unregistered agreements or transfers, which may affect the validity of the Company’s ownership of such concessions. For example, Hecla Mining Company (“Hecla”) retains surface rights on portions of six of the patented mill sites within the boundaries of the Project site but holds no mineral rights and IGRCLLC has a right to use the surface for various purposes and holds a right of first refusal should those surface rights be offered for sale. The Company is exploring alternatives with respect to this property, which may include acquiring such property from Hecla. A claim by a third party asserting prior unregistered agreements or transfers on any of Perpetua Resources’ mineral properties, especially where commercially viable Mineral Reserves have been located, could adversely result in Perpetua Resources losing commercially viable Mineral Reserves. Even if a claim is unsuccessful, it may potentially affect Perpetua Resources’ current activities due to the high costs of defending against such claims and its impact on senior management’s time. If the Company loses a commercially viable Mineral Reserve, such a loss could lower Perpetua Resources’ revenues or cause it to cease operations if this Mineral Reserve represented all or a significant portion of Perpetua Resources’ operations at the time of the loss.

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

Certain of the Company’s mineral rights consist of unpatented mining claims. Unpatented mining claims present unique title risks due to the potential requirements for validity under Unites States law and the opportunities for third-party challenge. In the lawsuit filed on February 18, 2025 in the U.S. District Court for the District of Idaho challenging the validity of the USFS FEIS and ROD for the Project, the plaintiffs have alleged that certain of the unpatented mining claims held by Perpetua Resources are not valid under U.S. law for certain proposed uses approved in the ROD. Claims of a similar nature challenging the validity of under U.S. law for certain proposed uses approved in the ROD were made in the lawsuit filed by the Nez Perce Tribe in August 2025 in the U.S. District Court for the District of Idaho. While the Company believes that USFS has properly determined that Perpetua Resources’ unpatented mining claims included within the proposed Project are valid and properly authorize the proposed Project uses under U.S. law, there can be no assurance the Company will successfully defend against these challenges. See “Item 3. Legal Proceedings” for additional information.

Perpetua Resources has a history of net losses and expects losses to continue for the foreseeable future.

We have a history of net losses and we expect to incur net losses for the foreseeable future. The Project has only recently commenced construction and has not advanced to the commercial production stage and we have no history of earnings or cash flow from operations. We expect to continue to incur net losses unless and until such time as the Project commences commercial production and generates sufficient revenues to fund continuing operations. The development of our mineral properties to achieve production will require the commitment of substantial financial resources to construct the Project and satisfy other requirements of applicable governmental regulators, financing counterparties and other stakeholders. The amount and timing of expenditures will depend on a number of factors, including the timing and terms of any financing arrangements we enter into for the construction of the Project, the process of obtaining required government permits and approvals, and responding to opposition to the Project, including potential litigation Certain of these factors, and others, are outside of our control. There is no assurance that we will be profitable in the future.

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

The mineral resource industry is intensively competitive in all of its phases, and Perpetua Resources competes with many companies possessing much greater financial and technical resources for the development and construction of mineral properties, including access to construction materials and recruitment and retention of qualified employees, contractors and other personnel. The remote location of the Stibnite Gold Project, roughly 100-150 miles northeast of Boise, Idaho, presents additional logistical challenges. The Project is estimated to require approximately 1,000 workers at peak construction and about 400 workers for mine operations, necessitating the recruitment and retention of a large workforce for both construction and ongoing operations in a rural area with limited local labor availability. We expect to compete for these skilled workers not only with other resource projects in the region but also with other mines being developed nationally, and our ability to attract, mobilize, and retain the necessary personnel could be significantly constrained by competition, wage pressures and the availability of suitable accommodations and support services. In addition to labor and materials, competition is particularly intense with respect to the acquisition of critical minerals such as antimony. While the Corporation’s competitive strength is due, in part, to having the only antimony reserves in the United States, there is currently significant focus on domestic antimony supply among potential producers, processors and the U.S. government. This includes recent government financing and policy support announced for other potential sources of antimony, which may alter the strategic importance of our Project and impact our ability to access funding or government support. Should additional accessible sources of antimony become available or demand be reduced, our competitive position, as well as our ability to attract capital and government support, may be adversely affected.

Increased industry competition could also adversely affect the Corporation’s ability to attract necessary capital funding, secure construction materials and maintain its construction or production schedule. Any inability to timely recruit and retain qualified personnel, or to secure needed materials and capital, could delay or impede the advancement of the Stibnite Gold Project, which could have a material adverse effect on our business, results of operations, financial condition and share price.

We are subject to extensive environmental laws and regulations, where compliance failure may impact our operations.

Our exploration, development and construction activities are, and our mining operations will be, subject to extensive environmental, health and safety laws and regulations in the jurisdictions in which we operate and include those relating to the discharge and remediation of materials in the environment, waste management and natural resource protection and preservation. Numerous governmental authorities, such as the U.S. EPA and analogous state agencies, have the authority to enforce compliance with these laws and regulations and the permits issued thereunder, oftentimes requiring difficult and costly response actions. Certain environmental laws, such as CERCLA, can impose strict, joint and several liability for costs required to remediate and restore sites where hazardous substances have been stored or released, including sites subject to legacy contamination. We may be required to remediate contaminated properties currently owned and operated by us regardless of whether such contamination resulted from our actions or from the conduct of others. Additionally, claims for damages to persons or property, including damages to natural resources, may result from the environmental, health and safety impacts of our operations.

We may incur substantial costs to maintain compliance with environmental, health and safety laws and regulations and such costs could increase if existing laws and regulations are revised or reinterpreted or if new laws or regulations applicable to our operations are enacted. Failure to comply with these environmental, health, and safety laws and regulations may result in the imposition of restrictions on our operations, administrative civil or criminal liabilities, injunctions, third-party property damage or personal injury claims, investigatory cleanup or other remedial obligations, or other adverse effects on our business, financial condition, or operations. Current and future legislative, regulatory and judicial action could result in changes to operating permits, material changes in operations and increased capital and operating expenditures, among others.

Our operations are also subject to extensive laws and regulations governing worker health and safety and require us to ensure our employees receive adequate training and guidance to follow applicable environmental, health, and safety policies, procedures, and programs. Failure to comply with applicable legal requirements may cause us to incur significant legal liability, penalties, or fines, result in reputational damage and negatively impact our employee retention. Our mines will be inspected on a regular basis by government regulators who may issue orders and citations if they believe a violation of applicable mining health and safety laws has occurred. In such cases, we may be subject to fines, penalties or sanctions, and our operations may be temporarily shut down. Additionally, future changes in applicable laws and regulations, including more rigorous enforcement, could have an adverse impact on operations and result in increased material expenditures to achieve compliance.

Changes to United States federal mining law could impose royalties or other fees on hardrock mineral production on federal public lands, which could materially affect the economics of the Stibnite Gold Project.

The General Mining Law of 1872 currently governs the disposition of hardrock minerals on federal public lands and does not require mining companies to pay royalties to the federal government on minerals extracted from those lands. A significant portion of our mineral properties consist of unpatented mining claims located on federal public lands, and our project economics do not currently reflect any federal production royalty obligation.

Congress has on multiple occasions considered legislation that would fundamentally reform the Mining Law of 1872, including by imposing production royalties on hardrock minerals extracted from federal lands. Proposals introduced in multiple Congresses, including legislation that passed the full House of Representatives in 2007 and royalty provisions that were included in reconciliation legislation passed by the House in 2021 before being removed in the Senate, have proposed royalty rates ranging from 4% to 12.5% of gross or net revenues. In September 2023, a Biden administration interagency working group formally recommended that Congress enact a royalty of 4% to 8% of net revenues on hardrock mineral production from federal lands, along with a transition to a leasing system analogous to that applicable to oil, gas and coal production. Companion legislation incorporating these recommendations was introduced in the 118th Congress but was not enacted.

While the current administration has not advanced royalty reform legislation and has instead focused on expanding domestic mineral production, the structural argument for reform, that hardrock mining is uniquely exempt from royalties paid by all other extractive industries on federal lands, has persisted across multiple administrations and Congresses and may be revisited in the future. If legislation imposing a federal production royalty on hardrock minerals were enacted, it could substantially increase the cost of our operations, reduce the economic returns of the Stibnite Gold Project, and adversely affect our ability to attract financing or satisfy the economic assumptions underlying our project feasibility analysis. The imposition of royalties or other fees could have a material adverse effect on our business, results of operations, financial condition and the price of our common shares.

Our operations, including permits, currently are and in the future may be subject to legal challenges, which could result in adverse impacts to our business and financial condition.

Our mining, exploration and development operations, including Project construction and operations and the regulatory authorizations required for such activities, may be subject to legal challenges at the international, federal, state and local level by various parties. Such legal challenges may allege non-compliance with laws and regulations by regulatory agencies or the Company and may seek to invalidate permits or regulatory actions regarding the Project or future projects undertaken by the Company. For example, on February 18, 2025 following the USFS’ publication of its ROD and FEIS authorizing the Project, subject to conditions such as approval of the mine plan of operations and other plans and posting of required financial assurance, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies by a number of claimants. The claims allege, among other things, violations of NEPA and other federal laws in the regulatory process and seek to vacate key governmental permits and enjoin any further implementation of the Project. On August 29, 2025, the Nez Perce Tribe filed similar claims against the USFS and other federal agencies in the U.S. District Court for the District of Idaho challenging the USFS ROD and other federal authorizations relating to the Project. The Court has granted PRII’s motion to intervene in both lawsuits which remain pending. Other legal challenges have been instituted, including a lawsuit in Idaho state court appealing from the issuance of an air permit to the Company for the Project by the IDEQ, a state administrative contested case proceeding challenging the IDEQ’s Clean Water Act Section 401 water quality certification and an additional state administrative challenge contesting IDEQ’s issuance of Idaho Pollutant Discharge Elimination System industrial wastewater discharge permit. While the Company believes the federal and state regulatory processes in respect of the Project have been conducted thoroughly and completely by the relevant federal regulatory agencies, there can be no assurance that the USFS, ROD, FEIS and other Project approvals will be upheld upon administrative or judicial review or that such proceedings will be resolved in a timely manner. Also, timing with respect to the decisions in these legal challenges is uncertain.

Additionally, our Project is located in a mining district with significant impacts from legacy mining operations of other mine operators prior to our acquisition of legal interests in certain properties. Pursuant to CERCLA and other statutes, there is a risk that we may be subject to liability and remediation responsibilities with respect to these sites under applicable law, consent decrees or similar agreements. The Company is currently party to an ASAOC with the U.S. Environmental Protection Agency and U.S. Department of Agriculture issued pursuant to CERCLA. In the ASAOC, the Company agreed voluntarily to undertake specified response actions under an approved scope of work with respect to certain impacts from legacy mining operations. The response actions performed to date by the Company do not address all legacy conditions at the Project site, and it is uncertain whether the Company and the federal agencies will agree on additional scopes of work and if not, what, if any, regulatory or legal actions may be taken by the federal agencies. Also, the Company is subject to certain restrictions on the use of the Project mine site under the ASAOC and certain other consent decrees and agreements previously entered into by third parties and governmental authorities related to legacy mining impacts at the Project site.

Lawsuits and legal challenges to governmental permits and Project approvals, such as those described above and elsewhere in this Annual Report, as well as legal proceedings or administrative challenges that may be brought in the future, may result in adverse impacts to our planned operations such as increased defense costs (to the extent we are a party to such challenges), the performance of additional mitigation and remedial activities, loss or modification permits for the Project, significant delays to our Project or increases to the construction or operating costs of the Project. We may also be subject to national or more localized opposition, including efforts by environmental groups, which could attract negative publicity or have an adverse impact on our reputation.

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

Increasing attention to sustainability matters and conservation measures may adversely impact our business.

Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor, regulatory and societal expectations regarding voluntary and mandatory sustainability-related disclosures may result in increased costs, reduced profits, increased investigations and litigation, negative impacts on our stock price and reduced access to capital.

Moreover, while we may create and publish voluntary or mandatory disclosures regarding sustainability matters from time to time, certain statements in those disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Mandatory sustainability-related disclosure is also emerging as an area where we may be, or may become, subject to required disclosures in certain jurisdictions, and any such mandatory disclosures may similarly necessitate the use of hypothetical, projected or estimated data, some of which is not controlled by us and is inherently subject to imprecision. Disclosures reliant upon such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability matters. Additionally, while we may announce various sustainability targets in the future, due to our status as a development stage company, such targets are aspirational. Also, we may not be able to meet such targets in the manner or on such a timeline as initially contemplated and we cannot guarantee that such targets will improve our sustainability profile, including, but not limited to, as a result of unforeseen costs or technical difficulties associated with achieving such results. Further, despite any voluntary actions, we may receive pressure from certain investors, lenders, employees or other groups to adopt more aggressive sustainability -related targets or policies, but we cannot guarantee that we will be able to implement such targets because of potential costs or technical or operational obstacles. Furthermore, we could be criticized by stakeholders that oppose sustainability policies (which have been labeled by some as anti-ESG movements) for the scope of our sustainability goals or policies, our strategic choices regarding such matters as they may impact our operations now or in the future, or for any revisions to the same, as well as initiatives we may pursue or any public statements we may make. We could be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative or administrative treatment) or consumers (such as boycotts or negative publicity campaigns), which could adversely affect our reputation, business, financial performance, market access and growth.

Some capital markets participants are increasingly using certain components of sustainability as a factor in their assessments, which could impact our cost of capital or access to financing. There has also been an acceleration in investor demand for sustainability investing opportunities, and many institutional investors have committed to increasing the percentage of their portfolios that are allocated towards sustainability-focused investments. As a result, there has been a proliferation of sustainability-focused investment funds and market participants seeking sustainability-oriented investment products. There has also been an increase in third-party providers of company sustainability ratings and rankings, and an increase in sustainability-focused voting policies among proxy advisory firms, portfolio managers and institutional investors. For example, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to sustainability matters. Currently, there are no universal standards for such ratings, rankings and voting policies, they often differ based on the provider and the data they prioritize and they are continually changing. However, such ratings, rankings and voting policies may be used by some investors to inform their investment and voting decisions. Additionally, certain investors may use these ratings or rankings to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score rating or ranking as a reputational or other factor in making an investment decision. Consequently, unfavorable sustainability ratings could lead to increased negative investor sentiment toward us and could impact our stock price and access to and costs of capital. Additionally, to the extent sustainability approaches negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely impact our business. Furthermore, there has recently been backlash from certain governments and investors against ESG funds and investment practices that has resulted in increased scrutiny and withdrawals from such funds. Such backlash has also resulted in “anti-ESG” focused activism and investment funds, which may result in additional strains on our resources. If we are unable to meet the often conflicting ESG standards or investment, lending, ratings, or voting criteria and policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, we may face increased ESG- or anti-ESG-focused activism, our cost of capital may increase, and our reputation may also be negatively affected.

Our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of, among other things, any failure to meet our sustainability plans or targets or stakeholder perceptions of statements made by us, our employees and executives, agents, or other third parties or public pressure from investors or policy groups to change our policies. Furthermore, public statements with respect to sustainability matters—for example, emission reduction goals, other environmental targets, or other commitments addressing certain social issues—are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential sustainability benefits. We may face increased litigation risk from private parties and governmental authorities related to our sustainability efforts, including the perception that we are doing too much or too little on sustainability issues. Additionally, certain activist groups have targeted others in our industries with claims of greenwashing related to sustainability efforts, and it is possible that such claims could be made against us or others in our industry, which could lead to negative sentiment and the diversion of investment. To the extent that we are unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources to rebuild our reputation.

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

We lack a full internal staff of technical specialists and depend on outside consultants to deliver critical technical, engineering and permitting support.

We depend heavily on third-party consultants and contractors, including Hatch as our EPCM contractor for the Stibnite Gold Project, to perform key functions such as engineering, construction, mine planning and permitting. Hatch will hire and manage most of the workforce on site during construction, making our progress highly dependent on their performance and ability to secure qualified labor. If Hatch or other contractors fail to deliver, cannot attract skilled workers, or do not meet contractual or regulatory requirements, we could face project delays, cost overruns, or disruptions to our development timeline. The mining industry’s competition for talent and resources only heightens these risks. Contractor disputes may be costly and limit our recourse for damages. Any failure by third-party providers could put us at a disadvantage compared to peers with greater in-house expertise, and could materially harm our ability to advance the Stibnite Gold Project, impacting our business, results of operations and financial condition.

Our business could be adversely affected by the performance of counterparties and other outside contractors.

In addition to our reliance on Hatch as EPCM, we depend on a range of third-party contractors and service providers for critical aspects of our operations, including drilling, blasting, transportation, logistics, maintenance, sample analysis, site maintenance and construction activities. Our ability to advance and operate the Stibnite Gold Project relies on these counterparties performing their obligations effectively, safely and in a timely manner. If any of our contractors or service providers fail to meet contractual or regulatory requirements, deliver substandard or delayed work, or are unable to attract and retain skilled personnel, we could experience project delays, cost overruns, or operational disruptions. The competitive environment for qualified contractors and workforce in the mining sector heightens these risks and may limit our alternatives if a contractor fails to perform or if a contractual relationship is terminated. Disputes or interruptions related to contractors, whether due to insolvency, contractual breaches, or unforeseen events, can be costly and may limit our ability to recover damages or find timely replacements. We have less direct control over the activities managed by third parties, and any failure on their part could expose us to regulatory, operational, or cybersecurity risks. Any deficiencies or disruptions caused by third-party contractors could put us at a disadvantage compared to companies with greater in-house resources, and could materially impact our ability to advance the Stibnite Gold Project, affecting our business, results of operations and financial condition.

Certain Perpetua Resources directors also serve as officers, directors or major shareholders of other mining companies, which may give rise to conflicts.

Certain Perpetua Resources directors and officers are also directors, officers or major shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties. Such associations may give rise to conflicts of interest from time to time. Directors and officers of the Corporation with conflicts of interest are subject to and are required to follow the procedures set out in applicable corporate and securities legislation, regulations, rules and the Corporation’s policies.

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

Additionally, the Corporation is not insured against all environmental risks. Insurance against all environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products by third parties occurring as part of historic exploration and production) has not been generally available to companies within the industry. The Corporation periodically evaluates the cost and coverage of the insurance that is available against certain environmental risks to determine if it would be appropriate to obtain such insurance. Without such insurance, or with limited amounts of such insurance, and should the Corporation become subject to environmental liabilities, the payment of such liabilities would reduce or eliminate its available funds or could exceed the funds the Corporation has to pay such liabilities and could result in bankruptcy. Should the Corporation be unable to fully fund the remedial cost of an environmental problem, it might be required to enter into costly interim compliance measures pending completion of the required remedy.

A shortage of supplies and equipment, or the inability to obtain such supplies and equipment when needed and at expected prices, could adversely affect Perpetua Resources’ ability to operate its business.

Perpetua Resources’ operations require the timely sourcing of critical supplies, equipment and parts, some of which originate or are processed outside the United States. Our ability to obtain these materials when needed and at expected costs may be affected by tariffs, export controls, customs requirements, trade restrictions and other governmental actions. These may be imposed through international agreements, bilateral actions, or unilateral measures, such as tariffs implemented by the U.S. government or retaliatory actions by other countries.

Changes in U.S. or foreign government policy regarding international trade, including the imposition or increase of tariffs, new export controls, sanctions, import or export licensing requirements, or changes to trade agreements, could lead to increased costs, supply shortages, or delays in obtaining materials and equipment necessary for the development and operation of the Stibnite Gold Project. For example, restrictions on the export of specific minerals or components, such as those recently imposed by China on certain rare earth elements, could disrupt our supply chain and increase costs, even if we are not directly sourcing from those countries.

Some competitors may be better positioned to absorb or respond to these changes, which could adversely affect our competitive position. Although we seek to diversify our supply chain and build flexibility into our sourcing arrangements, such efforts may be time-consuming, costly, or impractical for certain critical items. Shifts in trade policy or new trade barriers could materially and adversely impact our costs, project timeline, results of operations and financial condition.

In addition, our operations are affected by international trade agreements and related regulations. While such agreements can provide sourcing flexibility and reduce costs, they may also impose additional requirements, quotas, or facilitate increased competition. We cannot predict the extent to which future changes to trade agreements, tariffs, quotas, or other trade restrictions may impact our ability to develop and operate the Stibnite Gold Project. Any prolonged supply chain disruption or significant increase in costs due to trade policy changes could have a material adverse effect on our business, financial condition and results of operations.

The Project is subject to risks related to the construction of the power transmission line and power contracts, which could result in delays or amendments to our cost estimates.

The development and operation of the Stibnite Gold Project depend on the successful and timely construction of a dedicated transmission line and related power infrastructure. The Company will not be directly constructing the transmission line and will be contracting with Idaho Power Company (“Idaho Power”) and an affiliate of Kiewit Corporation (“Kiewit”) for the construction of the power line and, after construction, to purchase power from Idaho Power for the Project. The construction contracts remain under negotiation. The Company has developed procurement packages with Idaho Power for long lead time process plant equipment. However, the construction phase of the transmission line is inherently subject to a variety of risks and uncertainties, including unanticipated increases in the cost of labor, materials, equipment, or services, inflationary pressures, regulatory hurdles, permitting, contractor performance, labor shortages, supply chain disruptions, unforeseen site conditions, and adverse weather. The Project may also encounter unexpected technical or engineering challenges specifically related to the transmission line, such as difficult geological or environmental conditions, including landslides, ground failures, or flooding, which can delay construction or require costly design changes. The Company’s reliance on Idaho Power, Kiewit, and their sub-contractors, suppliers, and service providers increases exposure to risks related to contractor performance, disputes over contract terms, or defaults, and there can be no assurance that all required contracts for the transmission line will be secured on acceptable terms or that counterparties will perform as expected.

In addition, the Company does not currently control all land and rights-of-way required for certain segments of the transmission line. Acquiring these properties, or necessary rights-of-way, may be subject to material delays, disputes, or an inability to secure necessary agreements with landowners, governmental authorities, or power providers. Any failure to obtain, maintain, or timely complete the necessary rights-of-way, permits, or construction activities for the transmission line could delay the Project, increase costs, or prevent operation altogether.

Furthermore, the Company has not yet entered into the power purchase agreement for the Project. The Company and Idaho Power will begin negotiating the power purchase agreement at a later date that has not yet been set and that agreement ultimately will be subject to the approval of the Idaho Public Utilities Commission As a result, the electricity costs included in the TRS are estimates and the final rates when agreed may differ from the Company’s current expectations for power costs, and such differences may be material. In addition, the Company may not yet be able to fully assess or secure the terms, costs, or long-term reliability of the electricity supply needed for the Project, and any disruption, limitation, or unexpected cost escalation in the transmission line construction or the cost of electricity could materially and adversely impact project completion, operations, and overall Project economics.

If the Company is unable to complete the transmission line construction on schedule or within budget, or if it cannot secure all necessary rights, permits, and services, the Project may be delayed, experience increased costs, or become economically unviable, which may materially and adversely affect the Company’s business, financial position, and results of operations. Any disruption or limitation in power supply resulting from delays or issues in completing the transmission line, including those caused by natural or environmental hazards, could materially and adversely impact the construction schedule, operations, and overall project economics. In addition, if the Company is unable to secure reliable backup power solutions or resolve power-related issues on acceptable terms, or at all, these challenges could have a material adverse effect on the Company’s business, financial position, and results of operations.

We may enter into joint ventures or other strategic arrangements, which could limit our ability to control project development and expose us to additional risks.

We may from time to time enter into joint ventures, partnerships or other strategic arrangements with third parties in connection with the exploration, development or operation of our projects. These arrangements may involve the sharing of ownership, management and operational control, which could result in us having to rely on our partners for technical expertise, access to financing, regulatory compliance or day-to-day operational decisions. For example, the Agnico Investor Rights Agreement contemplates the formation of a project advisory committee (the “Project Advisory Committee”) composed of representatives of both Agnico and the Company, to facilitate communication and provide recommendations and advice to Company management regarding technical, operating, exploration, sustainability and external relations matters. While the Project Advisory Committee’s role is advisory only and does not confer authority over operations, this arrangement could influence the Company’s strategic and technical decision-making processes and require the sharing of information with Agnico’s representatives. Our interests may not be aligned with those of our partners and disagreements or disputes could arise that may delay decision-making, result in litigation or arbitration or otherwise impair the development or operation of the Project.

In addition, our partners may fail to meet their obligations, experience financial or operational difficulties or take actions contrary to our interests, including failing to fund their share of project costs. If we are unable to enforce our rights under the relevant agreements, we may be required to contribute more capital or assume additional obligations to protect our investment.

Any loss of control over a material project, or a failure by a partner to perform its obligations, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Industry

Resource exploration and development is a high risk, speculative business.

Resource exploration and development is a speculative business, characterized by a high number of failures. Substantial expenditures are required to discover new deposits and to develop the infrastructure, mining and processing facilities at any site chosen for mining. Resource exploration and development also involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate. Few properties that are explored are ultimately developed into producing mines, and there is no assurance that commercial quantities of ore will be discovered on any of the Company’s exploration properties. There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production, or if brought into production, that it will be profitable. The discovery of mineral deposits is dependent upon a number of factors, including the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon, among a number of other factors, its size, grade, proximity to infrastructure, current metal prices and government regulations, including regulations relating to required permits, royalties, allowable production, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but any one of these factors, or the combination of any of these factors, may prevent Perpetua Resources from receiving an adequate return on invested capital with respect to its existing Mineral Reserves and Mineral Resources, or any future exploration activities. In addition, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Some ore reserves may become unprofitable to develop if there are unfavourable long-term market price fluctuations in gold or other metals, or if there are significant increases in operating or capital costs. Most of the above factors are beyond the Company’s control, and it is difficult to ensure that the exploration or development programs proposed by Perpetua Resources will result in a profitable commercial mining operation. Please also see, among other things, “— Perpetua Resources’ future exploration efforts may be unsuccessful” above.

Mineral exploration and development is subject to numerous industry operating hazards and risks, many of which are beyond Perpetua Resources’ control and any one of which may have an adverse effect on its financial condition and operations.

The Project, and any future operations in which Perpetua Resources has a direct or indirect interest, will be subject to all the hazards and risks normally incidental to resource companies and mining in general. Environmental hazards, unusual or unexpected geological operating conditions, such as rock bursts, structural cave-ins and landslides, fires, earthquakes and flooding, power outages, labor disruptions, industrial accidents such as explosions, unexpected mining dilution, metallurgical and other processing issues, metal losses and periodic interruptions due to inclement or hazardous weather conditions, and the inability to obtain suitable or adequate machinery, equipment or labor, are some of the industry operating risks involved in the conduct of exploration programs and the operation of mines. If any of these events were to occur, they could cause injury or loss of life, environmental damage, operational delays, cost overruns or other monetary losses including, but not limited to, severe damage to or destruction of mineral properties, production facilities or other properties. As a result, Perpetua Resources could be the subject of a regulatory investigation, potentially leading to penalties and suspension of operations. In addition, Perpetua Resources may have to make expensive repairs and could be subject to legal liability as an outcome of regulatory enforcement. The occurrence of any of these operating risks and hazards may have an adverse effect on Perpetua Resources’ financial condition and operations, and correspondingly on the value and price of Perpetua Resources’ common shares.

Perpetua Resources may not be able to obtain insurance to cover these risks at affordable premiums or at all. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of operations or other mining activities, is not generally available to Perpetua Resources or to other companies within the mining industry. Perpetua Resources may suffer a materially adverse effect on its business if it incurs losses related to any significant events that are not covered by its insurance policies. Please also see, among other things, “— Perpetua Resources’ business involves risks for which Perpetua Resources may not be adequately insured, if it is insured at all” above.

Rising metal prices encourage mining exploration, development and construction activity, which in the past has increased demand for and cost of contract mining services and equipment.

Increases in metal prices tend to encourage increases in mining exploration, development and construction activities. During past expansions, demand for and the cost of contract exploration, development and construction services and equipment have increased as well. Increased demand for and cost of services and equipment could cause project costs to increase materially, resulting in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and increased potential for scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development, or construction costs, result in project delays, or both. There can be no assurance that increased costs may not adversely affect the exploration or the development of our mineral properties in the future.

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

Many industries, including the precious metal mining industry, are impacted by global market conditions. Some of the key impacts of financial market turmoil can include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global and specifically mining equity markets, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A slowdown in the financial markets or other economic conditions, including but not limited to, reduced consumer spending, increased unemployment rates, deteriorating business conditions, inflation, deflation, volatile fuel and energy costs, increased consumer debt levels, lack of available credit, lack of future financing, a prolonged recession, the implementation of certain tariffs, changes in interest rates and tax rates may adversely affect the Corporation’s growth and profitability potential. Specifically:

●	A global credit/liquidity crisis, geopolitical tensions, regulatory uncertainty, or a significant increase in interest rates, could impact the cost and availability of financing and Perpetua Resources’ overall liquidity;
●	The volatility of gold, antimony and other potential by-product prices may impact Perpetua Resources’ future revenues, profits and cash flow;
●	Volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs;
●	The implementation of certain tariffs may cause volatility in pricing and demand for materials needed to conduct exploration, development and construction activities, which could result in cost over-runs and impact our financial condition and results of operations;
●	The devaluation and volatility of global stock markets impacts the valuation of the Corporation’s equity securities, which may impact its ability to raise funds through the issuance of equity; and

●	Geopolitical tensions, including the Russia - Ukraine war, conflict in the Middle East, including U.S. actions in Iran, and U.S. involvement in Venezuela, may lead to volatility in energy prices and commodity markets, disrupt supply chains, and increase uncertainty in the financial markets, affecting the Corporation’s operations and financial condition.

Our business could be negatively impacted by inflationary pressures, which may increase our operating costs and decrease our access to capital required to operate our business.

Higher than usual inflation remains a concern, as do interest rates in the United States and other regions. A sustained increase in inflation may continue to increase our costs for labor, services and materials, which, in turn, could cause our operating costs and capital expenditures to increase materially and may have an adverse effect on our results of operations and financial condition.

In addition, continued volatility in financial markets, uncertainty around future monetary policy and any renewed increase in inflationary pressures may further heighten these risks. Although interest rates are declining, they are still relatively high compared to recent years. While the Federal Reserve reduced benchmark interest rates in late 2025, the continuation of rates at the current level could have the effects of raising the cost of capital and depressing economic growth, either of which, or the combination thereof, could delay or deter our development of the Project.

Risks Related to Our Common Shares

The requirements of being a public company in the United States and Canada and maintaining a dual listing on both Nasdaq and the TSX, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley and applicable securities laws of Canada, may strain our resources, increase our costs and require significant management time and resources.

As a public company in the United States, we need to comply with federal and state laws, regulations and requirements, certain corporate governance provisions of Sarbanes-Oxley, related regulations of the SEC and the requirements of Nasdaq, with which we are not otherwise required to comply as a public company in Canada listed on the Toronto Stock Exchange (the “TSX”). These additional requirements may strain our resources, increase our costs and require significant management time and resources. Specifically, we may incur additional accounting, legal, reporting and other expenses in order to maintain a dual listing on both Nasdaq and the TSX, including the costs of listing on two stock exchanges. Complying with these statutes, regulations and requirements, as well as any applicable securities laws of Canada, occupies a significant amount of time of our management and increases our costs and expenses, including an increased reliance on outside counsel and accountants. We also prepare and distribute periodic public reports in compliance with our obligations under the U.S. federal securities laws, in addition to applicable securities laws of Canada.

Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new, or significant changes to existing regulations and disclosure obligations, which could then result in additional compliance costs and affect the manner in which we operate our business. Moreover, any new regulations or disclosure obligations may increase our legal and financial compliance costs and may make some activities more time-consuming and costly.

The loss of “emerging growth company” and “smaller reporting company” status will increase our regulatory burden, costs and management demands.

Since becoming a reporting issuer in the United States, we have qualified as both an “emerging growth company” and a “smaller reporting company” under U.S. securities laws, which has allowed us to take advantage of reduced public company reporting and governance requirements. Based on our market capitalization and public float as of June 30, 2025, we will lose our status as a smaller reporting company in the first quarter of 2026 and as an emerging growth company as of December 31, 2026.

Following the expiration of the applicable transition periods, we will be subject to more extensive public company obligations, including, among other things:

●	Auditor attestation of our internal control over financial reporting under Section 404 of Sarbanes-Oxley;
●	Compliance with any new or revised financial accounting standards without an extended transition period;
●	Expanded disclosure in our SEC filings, such as providing three years of audited financial statements;
●	More detailed compensation discussion and analysis disclosures; and
●	Non-binding stockholder advisory votes on executive compensation and approval of certain “golden parachute” payments.

Compliance with these expanded requirements will increase our regulatory costs, strain our resources and place greater demands on management. We may not be able to comply with these requirements in a timely or cost-effective manner. If our independent registered public accounting firm identifies any material weaknesses in our internal controls, or if we are unable to maintain effective internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could be adversely affected, and we could become subject to litigation or regulatory actions, all of which could have a material adverse effect on our business, financial condition and results of operations.

Provisions in the Company’s corporate charter documents and Canadian law could make an acquisition of the Company, which may be beneficial to its shareholders, more difficult and may prevent attempts by the shareholders to replace or remove the Company’s current management and/or limit the market price of the Common Shares.

We are governed by the BCBCA and other relevant laws. Provisions in Perpetua Resources’ articles, as well as certain provisions under the BCBCA and Competition Act (Canada) may discourage, delay or prevent a merger, acquisition or other change in control of Perpetua Resources that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their Common Shares. These provisions could also limit the price that investors might be willing to pay in the future for Perpetua Resources’ Common Shares, thereby depressing the market price of Perpetua Resources’ Common Shares.

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

Perpetua Resources may need to raise additional capital through the sale of its securities or other interests, resulting in potential for additional dilution to the existing shareholders and, if such funding is not available, Perpetua Resources’ operations would be adversely affected.

Perpetua Resources has historically financed its activities primarily through the sale of Perpetua Resources’ securities, such as common shares, warrants and convertible notes. Perpetua Resources expects that it may need to continue its reliance on the sale of its securities for future financing, including to advance exploration and development of the Project, to fund general corporate costs or to finance additional costs due to delays or cost overruns during construction, resulting in dilution to existing shareholders. Additionally, Perpetua Resources may issue additional equity securities to finance its operations, exploration, development, construction, or other projects. Perpetua cannot predict the size of future sales and issuances of equity securities or the effect, if any, that future sales and issuances of equity securities will have on the market price of the common shares. Sales or issuances of a substantial number of equity securities, or the perception that such sales could occur, may adversely affect prevailing market prices for the common shares. With any additional sale or issuance of equity securities, investors will suffer dilution of their voting power and may experience dilution in earnings per share.

In addition, pursuant to our investor rights agreements with Paulson & Co. Inc. (“Paulson”), Agnico Eagle Mines Limited (“Agnico”) and JPMorgan Chase Funding Inc., an affiliate of JPMorgan Chase & Co. (“JPMorgan”), respectively, we may be required to issue additional shares pursuant to their rights under the respective agreements to participate in certain future financings in proportion to their respective shareholdings in Perpetua. The exercise of such participation rights in connection with any offering would result in additional dilution to existing shareholders.

Future sales of Perpetua Resources’ common shares into the public market may result in losses to Perpetua Resources’ shareholders.

Sales of substantial amounts of Perpetua Resources’ common shares into the public market by shareholders, Perpetua Resources’ officers or directors or pursuant to the exercise of warrants, or even the perception by the market that such sales may occur, may lower the market price of the Corporation’s common shares. We have also entered into a registration rights agreement with certain investors that provides these shareholders with certain rights to require us to register the resale of their common shares under U.S. securities laws. The exercise of these rights, or the perception that a significant number of shares may be sold into the market, could increase share supply, adversely affect the market price and liquidity of our common shares, and create additional volatility.

Our largest shareholder has significant influence on us and may also affect the market price and liquidity of our securities.

Paulson & Co. Inc. (“Paulson”) holds in the aggregate 25.9% of the outstanding shares in Perpetua as of March 24, 2026. Accordingly, Paulson will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Paulson may be able to approve such matters itself. The concentration of ownership of the common shares by Paulson may: (i) delay or deter a change of control of the Corporation; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Corporation; and (iii) affect the market price and liquidity of the common shares. Pursuant to the terms of the investor rights agreement dated March 17, 2016, as amended and restated on March 17, 2020, Paulson has the right to designate two Board members so long as Paulson holds not less than 20% of our common shares and the right to designate one Board member so long as Paulson holds not less than 10% of our common shares. Andrew Cole and Marcelo Kim are Paulson’s nominees to the Board and Marcelo Kim was appointed Chairman of our Board in March of 2020.

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

The Company is currently involved in legal proceedings and in the future, it may be subject to additional legal proceedings.

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

General Risk Factors

We are required to develop and maintain proper and effective internal controls over financial reporting. Failure to develop, maintain, or remediate effective internal controls over financial reporting could result in increased costs, regulatory risks and a loss of investor confidence.

We are required, pursuant to Section 404 of Sarbanes-Oxley, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2025. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

As we lose our status as an “emerging growth company” in December 2026 and as a “smaller reporting company” in the first quarter of 2026, we will face even more rigorous requirements. Our independent registered public accounting firm will be required to attest to, and report on, the effectiveness of our internal controls in our Annual Report on Form 10-K for the year ended December 31, 2026. If our auditors are unable to express an unqualified opinion, or if they issue an adverse report due to one or more material weaknesses, the consequences could be significant.

If we identify material weaknesses, we may not be able to remediate them in a timely or cost-effective manner, or at all. Remediation may require us to implement new policies and procedures, enhance our information technology systems, and hire additional accounting or internal audit personnel, all of which could result in significantly increased costs and require substantial management attention. In some cases, we may discover deficiencies or weaknesses that are complex, systemic, or deeply embedded in our operations, making them particularly difficult or costly to correct.

If we are unable to assert that our internal controls over financial reporting are effective, or if our auditors are unable to attest to their effectiveness, investor confidence in the accuracy and reliability of our financial reports could be adversely affected. This could lead to a decline in the market price of our common shares, loss of access to capital markets, heightened scrutiny or enforcement actions by the SEC or other regulatory authorities, and potential litigation. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations and reputation.

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

System security vulnerabilities, data breaches, and cyberattacks could compromise proprietary or otherwise sensitive information or disrupt operations, which could adversely affect Perpetua Resources’ business, reputation, operations and stock price.

Information systems and other technologies, including those related to the Company’s financial and operational management, and its technical and environmental data, are an integral part of the Company’s business activities. Network and information systems related events, such as phishing attacks, cyberattacks, ransomware and other computer viruses or malware, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, lost or misplaced data, programming errors, scams, burglary, human error, misdirected wire transfers, other malicious activities or any combination of the foregoing, may present risk to the Company. We also may be adversely affected by power outages, natural disasters, terrorist attacks, or other similar events which could result in damages to the Company’s property, equipment and data. These events also could result in significant expenditures to repair or replace damaged property or information systems and/or to protect them from similar events in the future.

We have experienced cybersecurity incidents but have not suffered any material adverse impacts to our business and operations as a result of such incidents. No security measure is infallible. Our facilities and systems, and those of our third-party service providers, have been subject to certain cybersecurity incidents and may be vulnerable to future adverse events. We may also identify previously undiscovered instances of security incidents or unauthorized parties with access to our systems.

In addition, as a general matter, the frequency and magnitude of cyberattacks is increasing and attackers have become more sophisticated. Cyberattacks are similarly evolving and include without limitation use of malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security incidents that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. The Company may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognizable until deployed. Investigation and remediation efforts may be further complicated as attackers are increasingly using techniques and tools designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence.

Furthermore, security incidents such as, but not limited to, misappropriation, misuse, leakage, falsification, accidental release or loss of information contained in the Company’s information technology systems including personnel data and other information, could damage the Company’s reputation, trigger reporting or other requirements under material contracts or applicable laws and regulations, and require the Company to expend significant capital and other resources to remedy any such security incident. Insurance held by the Company may mitigate losses; however, in the event of a security incident, such insurance coverage may not be sufficient to cover resulting losses or otherwise adequately compensate the Company for resulting losses, such as, but not limited to, disruptions to its business, including loss or disruption of a material contract resulting from such incident. Insurance coverage may also be entirely unavailable. The occurrence of any such security incident could have a material adverse effect on the business of the Company. In particular, a security incident or failure to identify a security threat could disrupt our business and could result in the loss of sensitive, confidential information or other assets, as well as an inability to complete transactions, litigation including individual claims or class actions, regulatory enforcement, violation of privacy or securities laws and regulations, and remediation costs, all of which could materially impact our reputation, operations, or financial performance.

There can be no assurance that these events and/or security incidents will not occur in the future or not have an adverse effect of the business, reputation, results of operations and financial condition of the Corporation.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Information systems and other technologies, including those related to the Corporation’s information and operational technology systems, and its technical and environmental data, are an important part of the Corporation’s business activities. We must comply with certain elevated contractual requirements, including those related to adequately safeguarding controlled unclassified information and reporting cybersecurity incidents to the DOW. We continue to implement cybersecurity processes designed to align with DOW requirements, instructions and guidance and work with the DOW as needed to assess cybersecurity risk and implement policies and practices aimed at mitigating identified risks as appropriate. Accordingly, the Company maintains processes for assessing, identifying and managing material risks from cybersecurity threats.

Such processes include the use of traffic monitoring tools, as well as training Corporation personnel to detect, report and prevent (where applicable) suspicious activity involving the Corporation’s IT systems and other technologies. We also employ monitoring mechanisms designed to help us detect and respond to cybersecurity threats. We conduct regular assessments and testing of the effectiveness of these controls, including security audits, incident response planning and regulatory compliance assessments. We seek to foster cybersecurity awareness and responsibility throughout the organization by regularly providing our employees with training on cybersecurity practices.

We use user access controls to limit unauthorized access to sensitive information and critical systems. In addition, we use multi-factor authentication for remote access, use of privileged accounts and access to critical systems. Encryption methods are used to protect sensitive data such as customer data, financial information and other confidential data. The implementation and management of these cybersecurity processes are integrated with the Company’s overall operational risk management processes, which seeks to limit our exposure to unnecessary risks across our operations.

We maintain an incident response plan that outlines the steps to be taken in the event of a cybersecurity incident. In accordance with the Company’s internal protocols, designated personnel in the management team are responsible for notifying relevant leadership, including senior management and the Board of Directors, of certain cybersecurity events that may significantly affect business operations. The Company’s procedures also involve:

●	Gathering information about the cybersecurity incident and internally escalating the issue as appropriate.

●	Consulting with cybersecurity consultants and other parties to assess the cybersecurity incident.
●	Evaluating the materiality of the cybersecurity incident, determining whether there are disclosure obligations under applicable securities laws, and external reporting, as required.

We may engage third party service providers including consultants and auditors in connection with the above processes. We recognize that third-party service providers may introduce cybersecurity risks.

Impacts from Cybersecurity Threats

As of the date of this Annual Report, though the Company and our service providers have been subject to certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. For additional information about the risks to our business associated with a breach or compromise to our information technology systems, see “Item 1A. Risk Factors – System security vulnerabilities, data breaches and cyberattacks could compromise proprietary or otherwise sensitive information or disrupt operations, which could adversely affect Perpetua Resources’ business, reputation, operations and stock price” above.

Governance

Our IT Systems Manager oversees our cybersecurity program and is responsible for identifying, assessing and managing cybersecurity risks to the Corporation. The IT Systems Manager reports directly to our CFO. Our IT Systems Manager holds an associate degree in computer application and support and has served in various roles in information systems administration for over ten years, including roles involving managing information technology and systems and implementing cybersecurity programs.

Our full Board and our Audit Committee oversee risks from cybersecurity threats and our cybersecurity practices and policies. Accordingly, our CFO periodically updates the Board and Audit Committee on cybersecurity matters, including cybersecurity risks. Additionally, our Board and Audit Committee, as well as senior management, receive reports on an as-needed basis regarding our cybersecurity posture, cybersecurity incidents and remediation efforts.

Item 2. Properties.

Summary Disclosure

The Company has only one material mining property, the Stibnite Gold Project, a formerly abandoned, brownfield mine site in rural Idaho, USA. We hold the Stibnite Gold Project through our wholly owned subsidiary Idaho Gold Resources Company, LLC.

The Company is currently focused on advancing the Project towards a full construction decision for the Project in 2026, including finalizing the remaining permits and securing project financing.

The Project includes mining the Yellow Pine, Hangar Flats and West End Deposits using conventional open pit methods, conventional processing methods to extract gold, silver and antimony, and on-site production of gold (“Au”) and silver (“Ag”) doré and an antimony (“Sb”) concentrate. An extensive reclamation and restoration program for certain historical legacy impacts to the Project site, including the recovery and reprocessing of historical tailings, restoration of fish passage during and after operations, relocation of historical mining wastes to engineered storage facilities, stream restoration, and reforestation of impacted areas, is included in the Project. Some environmental work has been completed under the ASAOC, which is designed to protect water quality on the Project site. Approvals from the U.S. EPA and USDA may be required with respect to environmental work at the site, including both activities pursuant to the Plan of Operations and work not currently included in the Project. Decommissioning the site includes progressive and concurrent remediation, reclamation, and restoration activities, beginning at the start of construction and continuing beyond the operations phase, through Project reclamation and closure.

Certain key milestones were completed in 2025. On January 3, 2025, the USFS issued its ROD approving the 2021 Modified Mine Plan that was analyzed in the FEIS. On May 19, 2025, the USACE issued its ROD for the CWA Section 404 permit. Following receipt of the USFS ROD and USACE ROD, the USFS approved the Plan of Operations, which is based on the ROD and the Modified Mine Plan, for the Project in October 2025. Upon placement of certain construction phase financial assurance and receipt of the required notices from USFS, IDL and USACE, the Company began early works construction for the Project on October 21, 2025.

Technical Report Summary

The disclosures in this “Item 2. Properties” regarding Perpetua Resources’ 100% interest in the Stibnite Gold Project have been prepared in accordance with the mining property disclosure rules specified in S-K 1300. Except for subsequent events or as otherwise noted, the disclosure in this Annual Report on Form 10-K of a scientific or technical nature for the Stibnite Gold Project is derived from, and in some instances is an extract from, the Technical Report Summary, dated as of December 31, 2025 (the “Technical Report Summary” or “TRS”).

The TRS updates, as of December 31, 2025, the information presented in the technical report titled “Stibnite Gold Project, S-K 1300 Technical Report Summary, Valley County, Idaho, USA” dated as of December 31, 2021, and amended as of June 6, 2022 (the “2022 TRS”). Updates since the 2022 TRS primarily relate to permitting, exploration drilling, engineering, land management, and financial analyses. The economic information included in the TRS is presented as of December 31, 2025, and updates the information presented in the 2022 TRS, which was supplemented by an updated cash flow model published by the company on February 13, 2025 (the “Financial Update”). The Financial Update applied cost estimates, commodity pricing and other assumptions as of the fourth quarter of 2025 and was based, in part, on basic engineering work completed in January 2025 by Ausenco Engineering USA South Inc. (“Ausenco”), and with contributions from other mining engineers and consultants. Since February 2025, the Company has continued to progress engineering, contracting, and early construction activities, and announced in December 2025 the appointment of Hatch Ltd. (“Hatch”) as EPCM contractor for certain design, engineering, procurement, construction, management, testing, studies, and related services for the Stibnite Gold Project, including the process plan, the pressure oxidation facility, associated on-site infrastructure, utilities, and facilities, together with overall integration, coordination, and execution support for those in-scope elements of the Project. Engineering, contracting and early works construction activities are ongoing, and may result in revisions to the costs, figures, methods and assumptions presented in the TRS as they progress.

The most notable updates from the 2022 TRS and the Financial Update include the following:

●	The TRS incorporates engineering designs developed during the basic engineering phase completed in 2025, including design improvements to the mineral processing plant, site infrastructure, and tailings management. Perpetua estimates overall project engineering was approximately 45% complete as of December 31, 2025.
●	The TRS incorporates updates derived from recent and ongoing environmental baseline studies, permitting application submittals and authorizations, and other environmental compliance and regulatory activities. The study also integrates cost and technical data derived from signed contracts (including Hatch and ATCO) and active contract negotiations across construction, professional services, and capital equipment procurement as of December 31, 2025.
●	The TRS presents revised operating costs, capital costs, taxes and various long-term metal price assumptions based on consensus estimates provided by a survey of international investments banks. The economic analysis reflects cost estimates for construction and operations, as well as current and consensus commodity pricing for sales, each as of December 31, 2025.
●	The TRS does not revise any of the Mineral Reserves or Mineral Resources reported in the 2022 TRS and no material changes were made to the Company’s proposed mine plan as reported in the 2022 TRS and approved in the USFS 2025 Record of Decision.
●	The economic model in the TRS has been prepared using consistent methodology as previously presented in the Financial Update.

The TRS is included as Exhibit 96.1 of this Annual Report on Form 10-K and incorporated herein by reference. You should read the TRS as part of your review of the information in this Item 2. Properties.

Certain capitalized terms in this section not otherwise defined have the meanings ascribed to them in the TRS.

Information of a scientific or technical nature in this Annual Report have been approved by Christopher Dail, AIPG CPG #10596, Exploration Manager for Perpetua Resources Idaho, Inc. and James Norine, P.E., Senior Vice President, Projects for Perpetua Resources Idaho, Inc. and each meet the qualifications to be a “qualified person” as defined in S-K 1300.

Assumptions

Portions of the information presented in this Annual Report on Form 10-K and the information contained in the TRS rely on a number of estimates and assumptions, including estimates and assumptions which are inherently subject to significant scientific, business, economic and competitive uncertainties and contingencies that could be material should those assumptions be incorrect. These assumptions include, but are not limited to, certain assumptions as to capital costs, production rates, operating costs, recovery and timing of construction and production; assumptions that the current price and demand for gold and other metals will be sustained or will improve; assumptions that the equipment and personnel required for permitting, construction and operations will be available on a continual basis; there are no significant errors in calculations and information used in mineral resource and reserve estimates; there will be no unforeseen delays, unexpected geological or other effects, equipment failures, or significant permitting delays; and that the Corporation will be able to source funding for construction and operations when required and on acceptable terms. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Annual Report on Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the TRS, which is included as an exhibit to this Annual Report on Form 10-K. The cost estimates and assumptions contained in the TRS are dated as of December 31, 2025, and use cost estimate and commodity pricing that are current as of December 31, 2025. Ongoing efforts to advance engineering, contracting and construction work may result in revisions to the costs, figures, methods and assumptions presented. See “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of additional industry and business risks and assumptions.

Economic Highlights 1

The Stibnite Gold Project economics, as contemplated in the TRS, are summarized in the table below.

	Early Production	Life-of-Mine
Component	Years 1-4	Years 1-15
Recovered Gold Total (Koz)	1,852	4,223
Recovered Antimony[2] Total (Mlbs)	69	106
Recovered Gold Annual Average (Koz)	463	296
Cash Costs (net of by-product credits, $/oz Au)[3]	$250	$581
Total Cash Costs (net of by-product credits, $/oz Au)[4]	$312	$650
All-In Sustaining Costs (net of by-product credits, $/oz Au)[5]	$498	$833
Initial Capital – including contingency ($M)[6]	$2,576

	Early Production	Life-of-Mine
Component	Years 1-4	Years 1-15
Base Case - $3,250/oz Au, $10.00/lb Sb, $40.00/oz Ag7
After-Tax Net Present Value (NPV 5%)[8]	$3,457 million
Annual Average EBITDA[9]	$1,347 million	$766 million
Annual Average After-Tax Free Cash Flow[10]	$1,111 million	$607 million
Internal Rate of Return (After-Tax)[11]	23.5%
Payback Period in Years (After-Tax)	2.4 years
(1)	The economic analysis assumes 100% equity financing.
(2)	Antimony is a chemical element included on the U.S. Interior Department’s list of Critical Minerals.
(3)

Cash Costs consist of mining costs, processing costs, mine-level G&A and by-product credits. By-product credits calculated based on consensus pricing. Cash Costs is a non-GAAP measure. See Non-GAAP Financial Measures at the end of Item 2.

(4)

Total Cash Costs consist of Cash Costs, royalty costs, refining costs, and transportation costs. By-product credits calculated based on consensus pricing. Total Cash Costs is a non-GAAP measure. See Non-GAAP Financial Measures at the end of Item 2.

(5)	AISC includes Cash Costs plus sustaining capital costs. By-product credits calculated based on consensus pricing. AISC is a non-GAAP measure. See Non-GAAP Financial Measures at the end of Item 2.
(6)	Initial Capital, reflects estimated total capital expenditures of $2,576 million, including a contingency of $191.9 million, but exclusive of pre-production revenue.
(7)

The base case is based on consensus prices as of December 31, 2025, defined as $3,250/oz gold, $10.00/lb antimony, and $40.00/oz silver based on a broad range of investment bank forecasts as of December 2025.

(8)

Net Present Value (NPV) is defined as the present value of future after-tax cash flows of the project discounted at an annual rate of 5%. The economic analysis assumed a combined state and federal effective tax rate of approximately 25.5%.

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

(11)

Internal rate of return (IRR) is defined as the after-tax discount rate at which the net-present value of the project reaches zero. The economic analysis assumed a combined state and federal effective tax rate of approximately 25.5%.

Economic Sensitivities 1

The base case for economic analysis was prepared using consensus average pricing of $3,250/oz gold, $10.00/lb antimony, and $40.00/oz silver, which was based on a broad range of investment bank forecasts as of December 2025.

The Company has also prepared Cases B, C, and D, which were developed to illustrate the Stibnite Gold Project’s economic sensitivity to a range of metal price assumptions. Each of these is presented in the table below and prepared on the same basis as the TRS, except with respect to commodity prices.

The prices used in the TRS and in this Annual Report are consistent with accepted industry practices, analyst forecasts, and the range of prices being used for other project studies for gold and silver.

There is no guarantee that the gold, silver, and antimony prices used in the study cases would be realized at the time of production. Prices could vary higher or lower with a corresponding impact on Project economics. The Company’s mineral reserves and mineral resources continue to be estimated based on $1,600/oz and $1,500/oz gold prices, respectively, as set forth in the TRS.

	A (Base Case)[5]	B	C	D
Gold Price Assumption ($/oz)	$3,250	$4,000	$4,500	$5,000
Antimony Price Assumption ($/lb)	$10.00	$10.00	$10.00	$10.00
Silver Price Assumption ($/oz)	$40.00	$40.00	$40.00	$40.00
LOM Average Annual EBITDA ($M)[2]	$766	$983	$1,128	$1,273
After-Tax:
LOM Average Annual Free Cash Flow ($M)[2]	$607	$775	$887	$999
Payback period (years)	2.4	2.1	1.9	1.8
Net Present Value 5% ($M)[3]	$3,457	$5,012	$6,045	$7,076
Internal Rate of Return (%)[4]	23.5%	29.0%	32.3%	35.3%
(1)	The economic analysis assumes 100% equity financing.
(2)	See Non-GAAP Measures at the end of Item 2.
(3)

Net Present Value (NPV) is defined as the present value of future after-tax cash flows of the project discounted at an annual rate of 5%. The economic analysis assumed a combined state and federal effective tax rate of approximately 25.5%.

(4)

Internal rate of return (IRR) is defined as the after-tax discount rate at which the net-present value of the project reaches zero. The economic analysis assumed a combined state and federal effective tax rate of approximately 25.5%.

(5)

The base case is based on consensus prices as of December 31, 2025, defined as $3,250/oz gold, $10.00/lb antimony, and $40.00/oz silver based on a broad range of investment bank forecasts as of December 2025.

Property Description and Location

The Project location is in central Idaho, USA approximately one hundred (100) miles (“mi”) northeast of Boise, Idaho, thirty-eight (38) mi east of McCall, Idaho, and approximately ten (10) mi east of Yellow Pine, Idaho. Mineral rights controlled by Perpetua Resources include patented lode claims, patented mill sites, unpatented federal lode mining claims, and unpatented federal mill sites and encompass approximately 29,340 acres (forty-six (46) square miles). The claims are 100% owned, except for surface rights on portions of six (6) patented mill site claims held by a third party and twenty-seven (27) patented lode claims that are held under an option to purchase.

Effective May 9, 2013, Perpetua Resources granted a 1.7% NSR royalty on future gold production from the Project properties to FNIC. This royalty does not apply to production of antimony and silver. The royalty agreement applies to all patented and unpatented mineral claims, except for the Cinnabar claim group where PRII holds an option to purchase but would be extended to the Cinnabar claim group where the OTP exercised. In March 2024, a wholly owned subsidiary of Perpetua Resources sold FNIC a 100% royalty on the future payable silver production from the Project which would become effective in year seven after commercial production commences.

Stibnite Gold Project Location

Land Status Map

SUGAR MOUNTAIN
ANTIMONY RIDGE
Riordan Creek
Riordan Lake
MURPHY PEAK
MULE HILL
MEADOW RIDGE
PISTOL ROCK
TRAPPER MOUNTAIN
Trapper Creek
Perpetua Resources
Patented Lode Claims
Patented Mill Site
Optioned Patented Lode Claims
Unpatented Lode Claims
Unpatented Mill Site
N
0
0.75
1.5
3 Miles

Mineral Concession Summary

PATENTED CLAIMS
Valley County		Number of Claims		Assessed	Assessed	Property
Parcel ID	Owner[5]	Lode	Millsite	Acres[2]	Hectares[2]	Tax 2025
RP18N09E155300	IGRCLLC	—	16	80.00	32.37	$523.04
RP18N09E020026	IGRCLLC	6	—	129.82	52.54	$11.68
RP18N09E115495	IGRCLLC	—	14	53.57	21.68	$5,902.76
RP14N05E074475[1]	IGRCLLC[1]	—	—	25.06	10.14	$176.08
RP18N09E038995	IGRCLLC	4	—	81.63	33.03	$60.48
RP18N09E108995	IGRCLLC	5	—	102.8	41.60	$76.20
RP18N09E127345	IGRCLLC	6	—	99.87	40.42	$30.32
RP18N09E030005	IGRCLLC	11	—	218.90	85.59	$31.66
RP18N09E030020	IGRCLLC	6	—	81.17	32.85	$30.12
Totals		38	30	873	350	$6,842.34	[3]

UNPATENTED CLAIMS
		Number of Claims				BLM Claims
Owner	Claim Type	Lode	Millsite	Acres	Hectares	Fees
IGRCLLC	Unpatented lode and millsite claims	1,422	252	30,216	12,228	$334,800

Notes:

1.	The Scott Valley parcel for the Stibnite Gold Logistics Facility is a 100% owned fee-simple parcel, that is approximately 25 acres, with no mineral rights, and 2025 taxes of $176.08.
2.	Not all values may sum due to rounding. Assessed acreage may not correspond exactly to surveyed acreage reported in text.
3.	This table summarizes the mineral rights and holding costs held by Perpetua Resources’ wholly owned subsidiary, Idaho Gold Resources Company, LLC (IGRCLLC).

Patented Lode Claims and Patented Mill Sites

On June 11, 2009, a predecessor to SGC acquired and exercised an option to purchase (“OTP”) the Meadow Creek group of nine patented lode claims totaling approximately 184 acres from Bradley Mining Co. (“Bradley”).

A predecessor to IGRCLLC secured an OTP agreement from the J.J. Oberbillig Estate (the “Oberbilllig OTP agreement”) on June 2, 2009, to acquire 30 patented mill site claims totaling approximately 149 acres and six patented lode claims totaling approximately 124 acres. The Oberbillig OTP agreement was exercised and title to property rights were acquired on June 2, 2015. An associated transaction included the purchase and extinguishment of a 5% Net Smelter Return (“NSR”) royalty to the Oberbillig estate covering certain lands within the Project area. The majority of the mineralization constituting the West End Deposit is located within portions of these patented lode claims. Hecla Mining Company (“Hecla”) retains surface rights on portions of six of the patented mill sites but no mineral rights and IGRCLLC has a right to use the surface for various purposes and holds a right of first refusal should those surface rights be offered for sale. The Company is exploring alternatives with respect to this property, which may include acquiring such property from Hecla. While there is no certainty that a transaction will be finalized, the Company believes that if it is unable to purchase this surface property, that outcome will not have a material effect on the Company’s ability to develop the Project.

An OTP for patented lode mining claims covering portions of the Yellow Pine Deposit was conveyed to Perpetua Resources by way of a company merger between a predecessor to IGRCLLC and a subsidiary of Vista Gold Corp. that was agreed to February 22, 2011. The OTP for the subject patented claims was exercised on November 28, 2012. As a result of the merger, the predecessor to IGRCLLC became a wholly owned subsidiary of Perpetua Resources. The Yellow Pine claim group includes 17 patented lode mining claims totaling approximately 301 acres and eight unpatented lode mining claims.

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

In 2021, SGC merged with IGRCLLC becoming the sole surviving entity and landowner of patented and unpatented mining claims and mill sites and various optioned properties. As of December 31, 2025, IGRCLLC owns 1,674 unpatented lode mining and mill sites totaling approximately 28,482 acres (11,526 hectares).

Maintenance of unpatented federal claims requires that IGRCLLC provide a list of claims and serial numbers to the Bureau of Land Management along with annual maintenance fees, currently $200 for each lode-mining claim or mill site on or before September 1st each year. This was completed for the most recent filing year. There are no underlying royalties on the federal lode-mining claims and mill sites other than the FNIC royalties. None of the claims are subject to back-in rights; however, FNIC holds a right of first refusal should mining claims, mill sites or other mineral properties be relinquished. Property taxes are paid annually for the patented lode mining claims and mill sites and are current. Routine maintenance and claim adjustments have occurred periodically since the inception of land acquisitions as required.

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

The property, in an area known locally as Scott Valley, has frontage on the Cascade-Warm Lake Highway and was purchased to serve as a project logistics facility. The agreement provides for maintenance of certain pre-existing rights-of-way, easements and rights, none of which would be expected to inhibit use of the property for the intended purposes. PRII applied for a Conditional Use Permit from the Valley County Planning and Zoning Commission for the Scott Valley Logistics Facility which was granted on October 5, 2020.

Royalties, Option Agreements and Encumbrances

Option Agreements

On May 3, 2011, a predecessor to Perpetua entered into an OTP 27 patented lode claims totaling approximately 485 acres from the J.J. Oberbillig Estate (the Cinnabar option claims). This agreement was modified in an Amended and Restated Real Property Purchase Agreement effective December 1, 2016 (the “amended agreement”). The amended agreement also includes an assignment of the right of first refusal to purchase the surface rights associated with portions of certain patented mill site claims that J.J. Oberbillig Estate sold to Hecla under a Real Estate Purchase and Sale Agreement effective December 30, 2002. The right of first refusal for the Hecla tracts includes fixed terms should Hecla decide to sell the parcel. Perpetua has since obtained Hecla’s acknowledgment of the assignment of the right of first approval from the J.J. Oberbillig Estate to the Company. The amended agreement also includes granting of a renewable easement for a communications tower. Perpetua Resources is obligated to make payments to maintain the OTP to obtain title to these claims. The OTP has annual payments and can be extended up to 10 years after the original term of the agreement expires, through December 1, 2037, for additional consideration.

On December 10, 2019, a Perpetua Resources subsidiary entered into an option agreement to purchase 3.74 acres from private interest for an electrical switching station site. The OTP has a biannual payment of $2,500 through 2033.

Royalty Agreement

Effective May 9, 2013, Perpetua Resources and its subsidiaries granted a 1.7% NSR royalty on future gold production from the Project properties to FNIC, subject to adjustment based on final permitted capacity. The royalty does not apply to production of antimony and silver. The royalty agreement applies to all patented and unpatented mineral claims, except for the Cinnabar option claims where Perpetua Resources holds an OTP. Under the agreement, FNIC has the right, but not the obligation, to extend the property subject to the royalty to the Cinnabar option claims upon notice that the OTP is exercised by Perpetua.

On March 21, 2024, Perpetua Resources and its subsidiaries granted a 100% NSR royalty on the future payable silver production from the Project to FNIC. The silver royalty agreement applies to the same properties as the gold royalty. The silver royalty agreement provides a mechanism whereby FNIC can receive minimum payments equal to 100% of the payable silver from the sale of doré commencing in the seventh calendar year following commercial production and ending upon the completion of the fifteenth calendar year following commercial production. The silver royalty agreement also provides FNIC an option upon the occurrence of certain conditions precedent (including achieving commercial production) to pay the Company a contingent payment and receive a royalty on any silver payable from the production of antimony concentrate from the Project. The Company’s obligations under the gold and silver royalty agreements are secured by a continuing security interest and a first priority lien on certain collateral including the land and mineral interests comprising the Project.

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

Permits

The Project was subject to formal review by the USFS and the Army Corps under NEPA and by other state and federal agencies under various laws requiring permits. Pursuant to NEPA, on September 6, 2024, the USFS published its Final Environmental Impact Statement and a Draft Record of Decision (ROD), which commenced a pre-decisional objection and resolution period. On January 3, 2025, the USFS issued its ROD approving the 2021 Modified Mine Plan. Per the requirements of the ROD, numerous plans comprising the suite of Environmental Monitoring and Management Plans were completed to incorporate Project updates, mitigation measures, environmental protection measures, and design features. In September 2025, the Company submitted its Plan of Operations, which was based on the 2021 Modified Mine Plan and incorporated requirements from the ROD and various plans, including the Environmental Monitoring and Management Plans. On October 20, 2025, USFS approved and signed the Plan of Operations and also approved the construction phase financial assurance submitted by the Company.

Following the USFS’ publication of the ROD for the Project in January 2025, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies on February 18, 2025 by a number of claimants, including Save the South Fork Salmon and the Idaho Conservation League, alleging violations of NEPA and other federal laws in the regulatory review process. Among other remedies, the claimants seek to vacate the ROD, Final Biological Opinions and other Project approvals and enjoin any further implementation of the Project. PRII has filed a motion with the court to intervene in this lawsuit granted on April 2, 2025.

On August 29, 2025, the Nez Perce Tribe filed a separate lawsuit against the USFS and other federal agencies in the United States District Court for the District of Idaho the challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of NEPA and other federal statutes, regulations, rules and requirements in the regulatory review and approval process in of the Project. Among other remedies, the Tribe seeks to vacate the USFS

ROD and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025.

The Idaho Board of Environmental Quality (“IBEQ”) published an order on May 27, 2025 upholding the air permit to construct (“PTC”) issued for the Project by the Idaho Department of Quality (“IDEQ”) in June 2022 and denying certain petitioners’ appeal from various administrative proceedings with respect to the PTC. Thereafter, the petitioners filed a petition for judicial review in the Idaho state district court for the County of Ada against the IBEQ, IDEQ, and Perpetua Resources alleging the PTC violates applicable law and seeking to set aside the PTC.

The foregoing lawsuits in federal and state court remain pending. The Company believes the challenged federal and state regulatory processes were conducted thoroughly and completely by the relevant regulatory agencies. However, there can be no assurance that the Project permits and other regulatory approvals will be upheld upon judicial review.

Review of the Company’s CWA Section 404 permit application, proposed Compensatory Mitigation Plan, and associated financial assurance was completed by the U.S. Army Corps of Engineers and its CWA Section 404 permit and the associated ROD was issued May 19, 2025 based on the same FEIS as the USFS.

The Company has been able to obtain and advance work on multiple permits from agencies of the State of Idaho in connection with the Project. The relevant agencies are at various stages of reviewing and approving the Company’s applications under state law. Certain of the permits and other regulatory authorizations are subject to contested administrative proceedings under Idaho statutes and regulations. Work on and updates to other required ancillary permits, management and mitigation plans, financial assurance, and other permitting requirements will continue throughout the duration of construction and through operations.

For additional detail regarding the NEPA and permitting processes and the status of various activities thereunder, including ongoing lawsuits and administrative proceedings challenging the USFS ROD and other permits and regulatory authorizations for the Project, see Item 1. Business – Permitting and Environmental Matters; Item 3. Legal Proceedings; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ancillary Permitting Update Ancillary Permitting Update,” below.

Exploration

The Project area and the surrounding district has been the subject of exploration and development activities for over 100 years, yet much of the area remains poorly explored due to its remote location, poor level of outcrop and extensive glacial cover. Perpetua Resources has completed extensive exploration work since 2009 that has included: geophysics; rock, soil and stream sampling and analysis; geologic mapping; mineralogical and metallurgical studies; and drilling.

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

The Project area, including the three main deposits, has been drilled by numerous operators, totaling 825,963 ft in 2,864 drill holes, of which Perpetua Resources drilled 778 holes totaling over 376,389 ft since 2009. Pre-Perpetua Resources drilling was undertaken by a wide variety of methods and operators while Perpetua Resources employed a variety of drilling methods including core, reverse circulation, auger, and sonic throughout the district, but with the primary method being core. Operators who conducted significant exploration and/or mineral extraction during this era included: United Mercury Mines. Yellow Pine Company, Bradley Mining Company, Louisiana Land and Exploration Company, Canadian Superior Mining (U.S.) Ltd., El Paso Oil and Gas, Rancher’s Exploration Company, Twin Rivers Exploration, MinVen Corporation, Pioneer Metals Corporation, Hecla Mining Company, Barrick Gold Corporation (formerly American Barrick Resources), Stibnite Mine Inc., and Dakota Mining Company.

During the fourth quarter of Q4 2025 a short exploration and geotechnical core drilling program was initiated and continued through the beginning of Q1 2026. A total of 4 exploration and 15 geotechnical holes were completed with a cumulative 9136 feet completed. Logging and sampling of the drill holes were in progress at the effective date of this report.

Mineral Resources and Mineral Reserves Estimates

The tables below present the estimated Mineral Resources and Mineral Reserves for the Project at December 31, 2025 presented in accordance with S-K 1300. There were no changes in reported Mineral Resources and Mineral Reserves reported for the years ended December 31, 2025 and 2024.

Mineral Resource Estimates

The following table presents the estimated Indicated and Inferred Mineral Resources for the Project at December 31, 2025 based on $1,500/oz gold price and are presented exclusive of Mineral Reserves in accordance with S-K 1300. There were no changes to Mineral Resources since December 31, 2024.

Consolidated Mineral Resource Statement for the Stibnite Gold Project at December 31, 2025, based on $1,500/oz gold, EXCLUSIVE OF RESERVES:

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

Mineral Reserve Estimates

The following table presents the estimated Mineral Reserves for the Project at December 31, 2025 based on $1,600/oz gold price and presented in accordance with S-K 1300. There were no changes to Mineral Reserves since December 31, 2024. Under S-K 1300, a Proven Mineral Reserve is the economically mineable part of an indicated and, in some cases, a measured mineral resource and a Probable Mineral Reserve is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Mineral Reserves Summary (Metric Units) at December 31, 2025 based on $1,600/oz gold:

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

Mining Methods

The mine plan developed for the Project incorporates the mining of the three in situ deposits: Yellow Pine, Hangar Flats, and West End and their related development rock; and the re-mining of Historical Tailings along with its cap of spent heap leach ore. The mine plan, including the mine features, mining methods, process and recovery methods, and infrastructure, are based on the 2021 Modified Mine Plan which was approved by the USFS in January 2025 in its final Record of Decision and was incorporated by the Company in its Plan of Operations that was approved by the USFS in October 2025.

The general sequence of open pit mining would be Yellow Pine deposit first, Hangar Flats deposit second, and West End Deposit last. This sequence generally progresses from mining highest value ore to lowest value ore and accommodates the sequential backfilling of the Yellow Pine and Hangar Flats open pits with material mined from West End open pit. Lower grade ore extracted during mining of the three pits is stockpiled and then processed during the operating life of the mill. The spent ore that overlies the Historical Tailings would be used as tailings storage facility (“TSF”) construction material and is treated as stripping. Most development rock would be sent to one of five destinations: the TSF embankment, the TSF buttress, the Yellow Pine pit as backfill, the Hangar Flats pit as backfill, or the Midnight area within the West End pit as backfill. The Historical Tailings would be hydraulically transferred to the process plant during the first four years of operation, concurrent with mining and processing ore from the Yellow Pine open pit.

Mining at the Stibnite Gold Project would be accomplished using conventional open pit hard rock mining methods with a production fleet consisting of two 28-yd3 hydraulic shovels, three 16-yd3 wheel loaders, and a fleet of approximately twenty 150-ton haul trucks. Mining is planned to deliver 7.30 M tonnes of ore to the crusher per year (nominally 20 k tonnes per day) and approximately 22.1 M tonnes of development rock per year to DRSFs. Pre-stripping the open pits would begin two years prior to ore processing and open pit mining would continue until year 12 of operation. Once open pit mining is completed, the mining fleet will continue to provide ore to the mill from ore stockpiles until approximately the end of the first quarter in year 15. A total of 102 M tonnes of ore would be mined from the three open pits and an additional 2.7 M tonnes of historic tailings would be mined. Approximately 254 M tonnes of development rock would be mined from the three open pits for a total of 356 M tonnes mined from the open pits and an average strip ratio (waste:ore) of 2.5.

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

Recovery Methods

The process flowsheet for most of the Yellow Pine, Hangar Flats, and West End material uses bulk sulfide flotation to maximize recovery of gold to a sulfide concentrate amenable to treatment by pressure oxidation for materials assaying less than 0.1% antimony. High antimony materials would be first subject to a selective antimony flotation process, thereby producing a shippable antimony concentrate, with a gold-bearing bulk sulfide rougher concentrate to be floated from the antimony flotation tailings. Some of the oxidized West End ores are more transitional or free milling in nature, and an ore leaching process was developed to treat these materials. Testing was also conducted on samples of the historical (Bradley) tailings. This work showed the historical tailings could be processed using the same flowsheet as, and most likely as a blend with fresh sulfide ores. A revised set of flotation models was developed for all ore bodies during the 2024 basic engineering studies. These models were developed using test results from the historical test work programs and improved the predictability of the metallurgical performance.

Projected gold, silver and antimony recoveries vary by lithology, metal grade, sulfur content, mineralogy and oxidation state. Projected life of mine metal recoveries from low-antimony materials to a pyrite flotation concentrate averages 87.1% gold, 8% silver and 0% antimony. Projected life of mine metal recoveries for high-antimony materials to antimony sulfide concentrates average 71.6% antimony, 10.1% silver and 0.66% gold. Low reported antimony recovery for antimony reporting to the pyrite concentrates and low reported gold recoveries for gold reporting to the antimony concentrates are the result of misplacement of small amounts of antimony and gold bearing mineral phases to the respective concentrates. Sulfide material will be processed by flotation, concentrate pressure oxidation and cyanide leaching of the concentrate; transition material will be treated similarly; however, the flotation tailings will also be leached; oxide materials will be whole ore leached through the oxide leach circuit. West End sulfide material is refractory while transition material has a significant free milling gold content.

The pressure oxidation testing confirmed consistent gold recoveries in the 96.5-99.0% range. The Project’s process plant has been designed to process sulfide, transitional and oxide material from the Yellow Pine, Hangar Flats, and West End Deposits. The processing facility is designed to treat an average of 20,000 tonne/d, or 7.3 Mt/y. Additionally, the Historical Tailings would be reprocessed early in the mine life to recover precious metals and antimony, and to provide space for the TSF embankment and buttress.

The process operations include crushing, grinding, antimony and gold flotation, pressure oxidation, leaching and carbon-in-pulp (“CIP”) recovery, cyanide detoxification, carbon handling and pressure stripping, precious metal electrowinning, mercury retort removal, and doré bar production. Auxiliary operations include a plant to supply oxygen to the autoclave, leach, and detox circuits, and limestone mining, crushing, grinding, and calcination processes to provide limestone slurry and milk of lime products. A leaching, CIP recovery, and detoxification process is planned for late in the mine life to process crushed and ground oxide material and recover gold from the tailings of transitional (mixed oxide-sulfide) material. Two finished products from the Stibnite Gold Project ore processing facility will be doré bars and antimony‐silver concentrate. The design of the Project’s processing facility remains in active development and will continue to be refined as detailed engineering progresses. Updates may be required to reflect new technical specifications, optimization studies, permitting requirements and outcomes from ongoing procurement and contracting activities.

Infrastructure

The Project will require upgrades to existing offsite infrastructure such as roads and power supply, as well as onsite and offsite infrastructure additions such as worker accommodations, water management systems, and tailings management systems.

Site Access

The site is currently accessed by the Stibnite Road, (National Forest road NF-412), from the village of Yellow Pine, with three alternative routes up to that point. Alternative access via the Burntlog Route was developed over several other possible alternatives because it provides safer year-round access for mining operations, reducing the proximity of roads to major fish-bearing streams, and this route respects the advice and privacy of community members close to the Project location. The route originates from the intersection of Highway 55 and Warm Lake Road and is approximately 71 miles long. The route consists of 34 miles of existing highway (Warm Lake Road), 23 miles of upgraded road, and 14 miles of new road. The 37 miles of new and upgraded road has a design speed of 20 mph, maximum 10% grade, a 21-foot width, and intermediate-sized tractor trailer loading criteria. A maintenance facility would be constructed along the route.

A through-site access route will replace the current access through the Stibnite Gold Project site during mine operations. A new 16-foot-wide gravel road is planned to provide access from Stibnite Road to Thunder Mountain Road through the mine site.

Logistics Facility

The offsite administrative offices, transportation hub, and warehousing needed for the Project, referred to as Stibnite Gold Logistics Facility (“SGLF”), will be located on private land in Valley County, with easy access to State Highway 55. The administration building will include offices for managers, safety and environmental services, human resources, purchasing and accounting personnel. Operating supplies for the mine will be staged and consolidated at the SGLF to reduce traffic to the site.

Power Supply and Transmission

Grid power planned for the Project needs to be upgraded to support the approximately 65-megawatt (MW), 72MVA load including upgrading approximately 63 miles of existing powerlines to 138 kV and approximately 9 miles of new 138 kV line. The 138-kV line would be routed to the Project’s main electrical substation where transformers would step the voltage down to the distribution voltage of 34.5 kV.

Worker Accommodations

A new worker housing facility (camp) is planned approximately 2 miles south of the ore processing plant area to provide accommodations for most of the construction workforce and for the operations workforce. Leased accommodation units are planned during peak construction activity and would be demobilized following construction since the peak construction accommodation requirements (approximately 1,050 workers) are much greater than the operations requirements of approximately 650 workers on the Project site.

Water Management

Perpetua Resources has planned a water management system that protects or improves water quality in Project-area streams and provides water for ore processing, fire protection, exploration activities, surface mining (dust control), and potable water needs. These water management activities are subject to conditions imposed pursuant to the Modified Mine Plan approved by the USFS in the ROD and Plan of Operations and related regulatory documentation issued under NEPA and to water rights granted to Perpetua pursuant to an order of the IDWR. Additional permits required to be obtained for the Project may affect the Company’s water management activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ancillary Permitting Activities” below for additional information relating to certain state permits involving water management and their current status.

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

Major water diversions include construction of a tunnel and fishway to divert the EFSFSR and provide fish passage around the Yellow Pine pit, and surface diversions of Meadow Creek at the TSF, TSF Buttress, and Hangar Flats pit. Other smaller scale diversions are provided to intercept hillslope runoff and minor tributaries at the TSF, TSF Buttress, Fiddle GMS, Bradley Tailings reprocessing operation, open pits, and process plant area.

Tailings Management

The Project is projected to produce approximately 120 million short tons of tailings solids. The tailings would contain trace amounts of cyanide and metals (including arsenic and antimony), so a fully lined containment facility utilizing a composite liner with a leak collection/recovery system is proposed to isolate the tailings and process water.

The TSF would consist of a rockfill embankment, a fully lined impoundment, and appurtenant water management features including a surface diversion of Meadow Creek and its tributaries around the facility. The TSF Butress located immediately downstream of, and abutting against, the TSF embankment would substantially enhance embankment stability. Historical spent heap leach ore would be reused in TSF construction, in locations isolated from interaction with water, but the majority of the rockfill would be development rock sourced from the open pits. Design criteria were established based on the facility size and risk using applicable dam safety and water quality regulations and industry best practice for the TSF embankment on a standalone basis; the addition of the buttress substantially increases the safety factor for the design. The TSF impoundment, embankment, and associated water diversions would occupy approximately 423 acres at final buildout, with an approximately 480-foot ultimate height.

Capital and Operating Costs

Capital expenditures or capital costs (“CAPEX”) and operating expenditures or operating costs (“OPEX”) estimates as of December 31, 2025 were developed in connection with the completion of Basic Engineering and ongoing Detailed Engineering Work, and are presented in the TRS based on fourth quarter 2025, un-escalated U.S. dollars. The CAPEX and OPEX estimates were developed based on fourth quarter 2025, un-escalated U.S. dollars. Vendor quotes were obtained or updated for all major equipment to account for inflation or price changes. Most costs were developed from first principles, although some were estimated based on factored references and experience with similar projects elsewhere. Vendor quotes were obtained for all major equipment and operating consumables. The CAPEX and OPEX estimates are forward-looking statements and remain subject to the risks and uncertainties set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.

Capital Costs

This CAPEX estimate includes three components: (1) the initial CAPEX to undertake the detailed design, pre-strip, construction, and commissioning of the mine, plant facilities, ancillary facilities, utilities, and operations camp, and complete on and offsite environmental mitigation and remediation; (2) the sustaining CAPEX for facilities expansions, mining equipment replacements, expected replacements of process equipment and ongoing environmental mitigation activities; and (3) the closure and reclamation CAPEX to close and rehabilitate on and off-site components of the Project, which includes post-closure water treatment. Closure assumes self-performed closure costs, which may differ from those assumed for financial assurance calculations required by regulators. The CAPEX estimate includes direct mining equipment and pre-stripping costs, process plant costs, on-site infrastructure such as the TSF and the operations camp, and off-site infrastructure such as the power transmission line, the mine access road, the Stibnite Gold Logistics Facility (SGLF), and reclamation and closure costs. The initial CAPEX also includes indirect costs for detailed design and engineering, land acquisition, some environmental mitigation, and other costs. Initial CAPEX also includes an estimate of contingency based on the accuracy and level of detail of the cost estimate. The purpose of the contingency provision is to make an allowance for uncertain cost elements that may occur but are not included in the cost estimate. These cost elements include uncertainties concerning completeness, accuracy and characteristics or nature of material takeoffs, accuracy of labor and material rates, accuracy of labor productivity expectations, and accuracy of equipment pricing. The CAPEX estimates are considered to have an accuracy range of -10% to +15%.

The table below provides a summary of CAPEX estimates for the Project.

	Initial	Sustaining	Closure	Total
	CAPEX[1]	CAPEX	CAPEX[2]	CAPEX[4]
Component	(US$M)	(US$M)	(US$M)	(US$M)
Direct Costs - Mine Costs	$183.6	$211.4	—	$395.0
Direct Costs - Processing Plant	740.6	93.4	—	834.0
Direct Costs – Additional Process Facilities	73.1	—	—	73.1
Direct Costs - On-Site Infrastructure	336.3	305.1	—	641.4
Direct Costs - Off-Site Infrastructure	395.5	0.4	—	395.9
Project Indirects	180.3	—	—	180.3
Project Delivery	233.5	—	—	233.5
Owner’s Costs	231.7	112.3	118.1	462.1
Taxes	9.2	—	—	9.2
Contingency	191.9	44.3	—	236.2
Sub-Total CAPEX	$2,575.8	$766.9	$118.1	$3,460.7
Pre-Production Revenue[3]	(52.1)	—	—	(52.1)
Total CAPEX, net[4]	$2,523.7	$766.9	$118.1	$3,408.7
(1)	Initial Capital, net includes capitalized pre-production and is presented net of pre-production revenue assuming a price of $3,250/oz gold.
(2)	Defined as non-sustaining reclamation and closure costs in the post-operations period.
(3)	Revenue derived from doré sales net of costs of sale assumed to occur prior to start of commercial production.
(4)	Not all values may sum due to rounding.

Operating Costs and All-In Costs

The Project OPEX estimate includes mine operating costs, process plant operating costs, and general and administrative (“G&A”) costs. Cash costs, expressed in dollars per short ton ($/st) milled or dollars per troy ounce of gold ($/oz Au) produced, are typically expressed before and after by-product credits (from antimony concentrate sales). Total cash costs include smelting and refining charges, transportation charges, and royalties. The All-In Sustaining Costs (“AISC”) and the All-In Costs (“AIC”) include non-sustaining CAPEX, and closure and reclamation CAPEX, respectively. A summary of these Project costs is presented below. The assumptions that were used to estimate OPEX are presented in the TRS. Cash Costs, Total Cash Costs, AISC, and AIC are projected non-GAAP financial measures and are not historical measures of financial performance and are not presented in accordance with GAAP. For more information regarding financial measures not prepared in accordance with GAAP, see “Non-GAAP Financial Measures” at the end of Item 2. These non-GAAP measures are forward-looking statements and remain subject to the risks and uncertainties set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.

	Early Production		Life-of-Mine
	Years 1-4		Years 1-15
Component	(US$/ton milled)	(US$/oz Au)	(US$/ton milled)	(US$/oz Au)
Mine Operating Costs	$14.13	$248	$10.78	$295
Mill Processing Costs	14.15	249	14.00	383
Mine-Level G&A Costs	4.55	77	4.55	125
By-Product Credits[2]	(18.47)	(324)	(8.10)	(222)
Cash Cost Net of By-Products[2,3,7]	$14.36	$250	$21.25	$581
Offsite Charges[4]	0.27	5	0.15	4
Royalties[2]	3.24	56	2.36	65
Total Cash Cost Net of By-Products[2,3,7]	$17.86	$312	$23.76	$650
Sustaining Capital Costs	10.68	188	6.67	184
All-In Sustaining Cost (AISC)[2,3,7]	$28.54	$498	$30.42	$833
Reclamation and Closure[5]	—	—	1.03	28
Initial (non-sustaining) CAPEX[6]	—	—	22.31	614
All-In Costs[2,3,7]	$28.54	$498	$53.76	$1,476
(1)	The economic analysis assumes 100% equity financing. Cost estimates are based on fourth quarter 2025 prices and power costs of US$0.06 per kilowatt-hour (kWh). Production and technical assumptions consistent with 2020 Feasibility Study.
(2)	Consensus prices used in the calculation of by-product credits and royalties are defined as $3,250/oz gold, $10.00/lb antimony, and $40.00/oz silver based on a broad range of investment bank forecasts as of December 2025.
(3)	See Non-GAAP Financial Measures at the end of Item 2.
(4)	Offsite Charges consists of refining costs and transportation costs.
(5)	Defined as non-sustaining reclamation and closure costs in the post-operations period.
(6)	Initial Capital includes capitalized pre-production.
(7)	Not all values may sum due to rounding.

Mineral Resource and Reserve Internal Controls

Perpetua Resources’ field work on the Project from 2009 to 2025, including drilling, was carried out under the supervision of Christopher Dail, CPG and Richard Moses, CPG, who were Perpetua Resources’ senior geologists responsible for certain aspects of the programs during the periods they were employed by Perpetua Resources. Field work, including drilling, completed in 2015-2017 was carried out under supervision of Kent Turner, independent senior geology consultant, and Austin Zinsser, Perpetua Resources’ Senior Resource Geologist and SME-Registered Member. The general mineral resource estimation methodology for all deposits, as noted in the TRS, involved the following procedures:

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

Mineral resources and mineral reserves are estimates that are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. See “Item 1A. Risk Factors – Perpetua Resources’ mineral resource and mineral reserve estimates may not be indicative of the actual gold or other minerals that can be mined.”

Non-GAAP Financial Measures

To provide investors with additional information in connection with our economic analysis as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we disclose certain projected non-GAAP financial measures. The projected non-GAAP financial measures include expected Cash Costs, Total Cash Costs, AISC, AIC, Average Annual EBITDA and Annual Average Free Cash Flow (“FCF”) with respect to the expected results of the Project as presented in the TRS.

We define “Cash Costs” as the sum of mining costs, processing costs, mine-level G&A and by-product credits; “Total Cash Costs” as the sum of Cash Costs, royalty costs, treatment costs, refining costs, and transportation costs; we define “All-In Sustaining Costs” as the sum of Total Cash Costs and sustaining capital costs (all costs required to sustain operations); we define “All-In Costs” as the sum of AISC, non-sustaining capital costs, and closure and reclamation capital costs; we define earnings before interest, taxes and depreciation and amortization (“EBITDA”) as total revenue minus operating costs, offsite charges and royalties; we define “Free Cash Flow” as EBITDA as adjusted for changes in net working capital, all capital expenditures (initial, sustaining, and closure capital expenditures), and salvage value; and we define After-Tax FCF as FCF less taxes payable. FCF does not entirely represent cash available for discretionary expenditures due to the fact that the measure does not deduct payments required for debt service and other items. Annual averages of non-GAAP measures represent the total value of the non-GAAP measure divided by the number of years during the forecast period.

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

As the Project is not in production, the prospective non-GAAP financial measures are based on the estimated revenues, costs and other metrics set forth in the TRS, and are subject to the assumptions, qualifications and exceptions set forth in the TRS. The economic model included in the TRS is not a true cash flow model as defined by financial accounting standards but rather a representation of Project economics at a level of detail appropriate for a pre-feasibility study level of engineering and design. As such, the projected non-GAAP measures included in this Annual Report cannot be reconciled to comparable U.S. GAAP measures without unreasonable effort.

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

Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. EPA and the USDA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Company agreed to dismiss its pending action in the CWA case against the USFS without prejudice. On August 8, 2023, the Company and the Nez Perce Tribe filed the Settlement Agreement to resolve the Tribe’s CWA claims. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice will be entered after completion of Perpetua’s required payments. All required payments to date have been made timely pursuant to the terms of the Settlement Agreement. As of December 31, 2025, the current portion of the settlement was $1.0 million with the remaining $1.0 million classified as long-term.

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

Additionally, following the USFS’ publication of the FEIS and ROD approving the Modified Mine Plan for the Project, claims were filed against the USFS, the USDA and other federal agencies on February 18, 2025 in the United States District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, Final Biological Opinions and other Project approvals and enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the district court on April 2, 2025.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture, and other federal agencies in the United States District Court for the District of Idaho the challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of NEPA and other federal statutes, regulations, rules and requirements in the regulatory review and approval process in of the Project. Among other remedies, the Tribe seeks to vacate the USFS ROD and other regulatory approvals, and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025.

The U.S. District Court on October 2, 2025 issued a general order staying all civil cases listed in the order due to the partial shutdown of the federal government over appropriations for the government. The list included the separate lawsuits filed by the Nez Perce Tribe and by the environmental advocacy groups mentioned above challenging the USFS ROD and other federal agency approvals. This stay did not affect the validity of the USFS ROD or any of the other approvals challenged in either of these lawsuits in connection with the Stibnite Gold Project, and all such approvals remain in effect. After the partial shutdown of the federal government ended, the U.S. District Court lifted the stay and new scheduling orders were entered in both of these lawsuits challenging the ROD and other approvals of the Project issued by federal agencies. The scheduling order in the case filed by the environmental advocacy groups required all dispositive motions and briefs to be filed by all parties before the end of January 2026. These motions and briefs have been filed. The District Court has not ruled on any of the dispositive motions filed by the parties. The scheduling order in the case filed by the environmental advocacy groups required all dispositive motions and briefs to be filed by all parties. before the end of June 2026. These two lawsuits remain pending.

The Company believes the USFS ROD and other federal regulatory processes challenged in the two foregoing federal lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the Project approvals challenged in those two cases will be upheld upon judicial review.

On March 20, 2025, a putative federal class action lawsuit was filed in the United States District Court for the District of Idaho against the Company and certain of its current officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The claim, captioned Barnes et al. v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements during the period from April 17, 2024 to February 13, 2025 regarding the Company’s expected capital expenditures for the Stibnite Gold Project. On June 6, 2025, two new plaintiffs filed a joint stipulation seeking to be appointed co-lead plaintiffs, which was granted by the District Court on June 16, 2025. The plaintiffs filed an amended complaint on August 15, 2026. The amended complaint seeks unspecified compensatory damages. The District Court has issued a scheduling order in this case requiring various procedural and substantive motions to be filed by the parties prior to the end of 2025. The defendants filed a motion to dismiss the plaintiffs’ amended complaint on September 30, 2025 and all briefs by all parties associated with that motion have been submitted. The District Court has not yet ruled on the defendants’ motion to dismiss, and this lawsuit remains pending. The Company believes this lawsuit is without merit and intends to vigorously defend itself. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

The Idaho Board of Environmental Quality (“IBEQ”) published an order on May 27, 2025 upholding the air permit to construct (“PTC”) issued for the Project by the Idaho Department of Quality (“IDEQ”) in June 2022 and denying certain petitioners’ appeal from various administrative proceedings with respect to the PTC. The IBEQ on June 27, 2025 denied the petitioners’ motion for reconsideration. Thereafter, the petitioners filed a petition for judicial review in the Idaho state district court for the County of Ada against the IBEQ and IDEQ seeking to set aside the PTC as violative of applicable law and challenging the decisions of the IBEQ upholding the PTC. IDEQ and the IBEQ subsequently moved to dismiss the complaint on procedural grounds, and the court denied that motion and allowed the petitioners to amend their petition. The petitioners’ amended petition, which names the Company as well as IDEQ and the IBEQ as defendants, was served on the Company on or about September 23, 2025. The court subsequently entered an order dismissing the Board as a party and requiring all briefs of the parties to be filed by an outside date of January 16, 2026. All briefs from all parties were submitted by this date. The court has not yet ruled on the parties’ pending dispositive motions. The Company believes that the IDEQ and the IBEQ properly followed Idaho law in issuing the PTC. However, there can be no assurance that the PTC will be upheld upon judicial review.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ancillary Permitting Activities” below for additional information relating to certain administrative challenges that have been initiated under Idaho law and are pending with respect to certain regulatory approvals issued by the Idaho Department of Environmental Quality.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the fiscal year ended December 31, 2025, the Company and its subsidiaries were not subject to any enforcement activity by MSHA and have no citations to disclose under the Mine Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the TSX under the symbol “PPTA” and on the Nasdaq under the symbol “PPTA”.

Holders of Record

As of March 24, 2026, there were 124,949,691 common shares outstanding and 40 shareholders of record.

Dividends

The Corporation has not paid any dividends or distributions on its common shares since its incorporation. Any decision to pay dividends on common shares in the future will be made by the board of directors of the Corporation (the “Board”) on the basis of the earnings, financial requirements and other conditions existing at such time.

Recent Sales of Unregistered Securities

None.

Issuer’s Purchases of Equity Securities

None.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations as of December 31, 2025 and 2024 and for the fiscal years then ended together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, operations and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Annual Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Perpetua Resources Corp. (formerly Midas Gold Corp.) was incorporated on February 22, 2011 under the BCBCA. The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project. The Corporation currently operates in one segment: mineral exploration and development in the United States. The registered and records office of Perpetua Resources is located at Suite 2501-550 Burrard St, Vancouver, BC, V6C 2B5, Canada and the corporate head office is located at Suite 201-405 S 8th St, Boise, ID 83702, USA.

2026 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country, and restore an abandoned brownfield site. Perpetua Resources’ focus for 2026 is on the following:

●	Complete project financing, including closing an approximately $2.7 billion senior secured loan from U.S. EXIM, to finance the construction and development of the Project, described in the “Financing Activities” section below;
●	Finalize the remaining state permits;

●	Advance detailed engineering, contracting, procurement and execution planning to be full sanction construction-ready in the second half of 2026;
●	Commence full construction of the Project;
●	Continue to expand the management team and workforce to support full-scale construction, detailed engineering and operations;
●	Advance commercial downstream antimony off-site processing and offtake agreements; and
●	Continue project-wide exploration and testing to further expand the Company’s gold and antimony resources and reserves, and validate potential tungsten opportunities at the Project; any such expansion and other opportunities may be subject to further environmental review and permitting requirements.

2025 Key Highlights

●	Zero lost time incidents or reportable environmental spills.
●	USFS issued the Final ROD and approved the Plan of Operations for the Project.
●	USACE issued the CWA Section 404 permit for the Project.
●	Began early works construction for the Stibnite Gold Project on October 21, 2025, upon placement of construction phase financial assurance and receipt of the required notices from USFS, IDL and USACE.
●	Completed basic engineering and progressed detailed engineering for the Project.
●	Appointed Hatch Ltd. as the EPCM contractor for the processing plant, pressure oxidation facility, and certain other in-scope infrastructure, utilities and facilities.
●	Executed key contracts to progress engineering and construction readiness, including entering into a procurement contract with Idaho Power for critical long-lead power line items and entering into a contract with ATCO for the design, construction and installation of camp accommodation and site package.
●	Announced a comprehensive plan to finance the construction of the Project and raised over $850 million in gross proceeds from equity financing transactions with public, private and strategic investors.
●	Submitted formal application to U.S. EXIM for potential Project debt financing and received Preliminary Project Letter and non-binding Indicative Term Sheet.
●	Appointed Mark Murchison to succeed Jessica Largent as Chief Financial Officer and expanded management team with several key hires across different business functions.
●	Issued request for proposal from third parties to assess technical and economic feasibility of off-site antimony processing facilities to secure antimony for domestic uses.
●	Announced partnership with Idaho National Labs to conduct pilot-scale testing to produce antimony trisulfide.
●	Published 2024 Sustainability Report, the Company’s twelfth annual sustainability report.

Recent Highlights

●	Posting of Congressional notice by U.S. EXIM Board for an approximately $2.7 billion senior secured loan for the Project, commencing 25 day notification period.
●	Publication of an updated TRS in March 2026 showing a base case unlevered, after-tax NPV (5%) of $3.46 billion and IRR of 23.5% at consensus pricing* and updated capital and operating expense estimates reflecting ongoing engineering, contracting and development through December 2025.
●	Received the final remaining Stream Alteration Permit from IDWR in January 2026 granting the Company’s application for certain rights to be used in connection with the Project.
●	Received the final IPDES permit for industrial wastewater discharges in January 2026 (currently subject to an automatic stay under Idaho regulations as described below in “Ancillary Permitting Activities”).
●	Successful transition from Ausenco to Hatch as the EPCM for the Project’s processing plant and certain other scopes of work.

*Consensus prices are defined as $3,250/oz gold, $10.00/lb antimony, and $40.00/oz silver based on a broad range of investment bank forecasts as of December 2025. See “Item 2. Properties” for additional information.

Financing Activities

The Company has continued to execute its comprehensive plan to finance construction of the Project since it was announced in June 2025. On March 30, 2026, the board of U.S. EXIM initiated the last formal step before a vote for final approval of an approximately $2.7 billion senior secured loan for the construction and development of the Project by unanimously agreeing to publish a notification to Congress with respect to the proposed loan. The loan, if approved, is expected to be comprised of a direct loan of approximately $2.2 billion for construction of the Project, financial assurance and certain discretionary corporation and exploration costs, and the remainder representing capitalized interest and fees. If approved by the board of U.S. EXIM in the amount indicated, the Company would have sufficient capital, together with $714 million of cash on hand as of December 31, 2025, to finance the estimated direct capital costs of $2,576 million to construct the Project, (based on the capital expenditures estimate as of December 31, 2025 in the TRS), as well as financial assurance and discretionary corporation and exploration costs. Initiation of the notification to Congress does not represent a financing commitment from U.S. EXIM. A final funding commitment, if any, is conditional upon the satisfaction of certain conditions, including final approval by the U.S. EXIM board following a 25-day notification period to Congress and execution of definition loan documentation. Based on the Congressional review timeline and U.S. EXIM process, the Company anticipates a final vote on the loan by the board of U.S. EXIM shortly after the notice period ends. Any funding under the loan (if approved) would be subject to finalization of definitive loan documents with U.S. EXIM and satisfaction of all conditions to closing, which the Company anticipates could occur in the second half of 2026. See “Item 1A. Risk Factors.”

The capital costs presented in the initial capital estimate in the TRS do not include financial assurance, debt service, cost overrun accounts and certain discretionary corporate and exploration costs. As a condition to the closing of the U.S. EXIM loan, the Company expects that it will be required to put in place one or more secured accounts or facilities to fund cost overruns during the construction phase of the Project. The Company is exploring various options for such facilities, which may include cash on hand, subordinated debt, letters of credit or other financial instruments or may require the Company to raise additional capital through debt or equity offerings, or enter into strategic or commercial agreements with third parties.

In addition, to facilitate satisfaction of construction phase financial assurance requirements, the Company entered into multiple related financial agreements with respect to the approximately $160 million construction phase financial assurance requirements. See Note 9 to the Consolidated Financial Statements. The Company’s financial assurance obligations may be adjusted by applicable regulators to reflect changes to reclamation costs as construction proceeds. Financial assurance obligations are also subject to adjustment when the Project transitions to operations. Any increased financial assurance obligations are expected to be financed using cash on hand, the project financing loan or other available sources of capital.

See additional details in the “Liquidity and Capital Resources” section below.

Engineering, Contracting and Construction Activities

Since August 2025, the Company has accelerated construction readiness and contracting activities. Recent updates include:

●	Completed basic engineering and progressed detailed engineering for the Project;
●	Commenced early works construction in October 2025 upon posting financial assurance as further described below;
●	Appointed Hatch as the EPCM contractor for the Project’s processing plant, pressure oxidation facility, and certain other in-scope infrastructure, utilities and facilities;
●	Developed procurement packages for process plant equipment focusing on long lead time equipment;
●	Entered into an agreement with ATCO for the design, construction and installation of a 1,010-person turnkey camp accommodation and site package;
●	Issued request for proposal from third parties to assess technical and economic feasibility of off-site antimony processing facilities to secure antimony for domestic uses;
●	Announced a partnership with Idaho National Labs to conduct pilot-scale testing to produce antimony trisulfide in December 2025; and
●	Commenced short exploration and geotechnical core drilling program during the fourth quarter of 2025 through the beginning of the first quarter of 2026.

After posting required construction phase financial assurance with the USFS, IDL and USACE and receiving confirmation from those agencies of approval of this construction phase financial assurance on September 20 and 21, 2025, the Company commenced early works construction on certain activities for the Project as authorized by the USFS, IDL and USACE. Early works construction activities are limited to those activities permitted under the authorizations issued by the USFS, IDL and USACE, the terms of the financial assurance agreements, and the voluntary stipulations entered into by PRII and the plaintiffs in the two pending cases in federal district court challenging the USFS ROD and other federal agency approvals referenced above, which stipulations are further described under “NEPA Permitting Activities” below.

The Company is currently focused on advancing the Project towards a full construction decision for the Project in 2026.

NEPA Permitting Activities

On January 3, 2025, the USFS published the ROD and FEIS Errata approving the 2021 Modified Mine Plan for the Project. Per the requirements of the FEIS and ROD, Perpetua was required, among other things, to prepare for USFS review and approval a Plan of Operations based on the Modified Mine Plan and other plans comprising the suite of Environmental Monitoring and Management Plans. These plans were to incorporate Project updates as well as required mitigation measures, environmental protection measures, financial assurance and design features in this additional documentation. The Company subsequently submitted all required plans for review and approval by USFS.

On September 19, 2025, the USFS issued its conditional Notice to Proceed from the USFS for the Stibnite Gold Project, which stated the Project has satisfied the requirements outlined in the January 2025 ROD necessary to begin construction and that the Project may begin construction conditioned only on the Company posting of the joint construction phase financial assurance agreed to by USFS, IDL and USACE for the Project.

Perpetua subsequently posted the agreed upon joint construction phase financial assurance for the Project, and the USFS on October 20, 2025, issued notice that the requirements necessary to start construction had been satisfied, the Plan of Operations had been approved and signed by USFS, and the Project could enter construction subject to terms and conditions specified in the notice. IDL and USACE on October 21, 2025, also issued notices confirming that the requirements necessary to begin construction under their respective approvals for the Project, including posting the agreed upon joint financial assurance, had been met and that the Company could begin construction subject to the terms and conditions identified by those agencies.

Following the USFS’ publication of the ROD and FEIS approving the Modified Mine Plan for the Project, lawsuits were filed against the USFS, USDA and other federal agencies on February 18, 2025, in the United States District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD issued by the USFS, the Final Biological Opinions issued by the U.S. Fish and Wildlife Service and the National Marine Fisheries Service on September 6, 2024, and October 7, 2024, respectively (together, the “Final Biological Opinions”) and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on April 2, 2025.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture and other federal agencies in the U.S. District Court for the District of Idaho challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of NEPA and other federal statutes, regulations, rules and requirements in the regulatory review and approval process in of the Project. Among other remedies, the Tribe seeks to vacate the USFS ROD and other regulatory approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025.

The U.S. District Court on October 2, 2025 issued a general order staying all civil cases listed in the order due to the partial shutdown of the federal government over appropriations for the government. The list included the separate lawsuits filed by the Nez Perce Tribe and by the environmental advocacy groups mentioned above challenging the USFS ROD and other federal agency approvals. This stay did not affect the validity of the USFS ROD or any of the other approvals challenged in either of these lawsuits in connection with the Stibnite Gold Project, and all such approvals remain in effect. After the partial federal government shutdown ended, the District Court lifted the stay and issued new scheduling orders in the two cases challenging the USFS ROD and other federal approvals. In the case involving the environmental advocacy groups, the scheduling order required all procedural and dispositive motions to be filed by January 20, 2026. Those pleadings have been filed by all parties. The District Court has not ruled on any of the dispositive motions filed by the parties. In the case involving the Nez Perce Tribe, all dispositive pleadings currently are required to be filed by the end of June 2026. These two lawsuits remain pending.

The Company believes the USFS ROD and other federal regulatory processes challenged in the two foregoing federal lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the Project approvals challenged in those two cases will be upheld upon judicial review.

On May 19, 2025, the USACE issued the CWA Section 404 permit for the Project, which included the Compensatory Mitigation Plan. USACE was a part of the review process as a cooperating agency since the Company began the federal NEPA process after filing the CWA Section 404 permit application in 2023. The CWA Section 404 permit was the last remaining federal permit needed to advance the Project towards a construction decision. On October 21, 2025, USACE issued a letter to the Company confirming that the conditions set forth in the CWA Section 404 permit necessary to begin construction, including posting of construction phase financial assurance, had been met.

Before early works construction commenced as described in the “Engineering, Contracting and Construction Activities” section above, the Company entered into voluntary stipulations with the plaintiffs in the two above-mentioned federal lawsuits. Those stipulations. provide for certain restrictions on the early works construction activities for the Project until February 1, 2026, after which the stipulations will terminate on 30-days’ notice by the Company to the plaintiffs. In exchange for the Company’s commitments to these restrictions, the plaintiffs in each case agreed not to seek a preliminary injunction against development of the Project in conformance with the stipulations during the restriction period that will end when the stipulations terminate. These stipulations were filed with the U.S. District Court for the District of Idaho in the two federal lawsuits. On March 16, 2026, the Company provided notice to the plaintiffs that the stipulation restriction period will end 30 days from such notice.

Ancillary Permitting Activities

With receipt of all federal permits, the Company is focused on advancing the Project towards a full construction decision, including finalizing the remaining state permits and securing project financing. Recent permitting updates include:

●	In May 2024, the IDEQ issued its final CWA Section 401 Water Quality Certification for the Project (the “Certification”). In the second quarter of 2024, certain parties initiated a state administrative challenge to the Certification that will require a contested case hearing on certain issues. In March 2025, IDEQ provided a notice of intent to modify its original Certification. IDEQ released its draft modification for public comment in July 2025. The IDEQ has publicly stated its intent to issue a final modified Certification by April 10, 2026. With regard to the pending contested case proceeding, the original scheduling order was vacated in light of the IDEQ’s modification actions, and a new hearing date has not yet been set.
●	IDEQ issued air permit to construct (“PTC”) in 2022. After the permit was issued, certain parties initiated various administrative challenges under state law. On May 27, 2025, the Idaho Board of Environmental Quality (“IBEQ”) released its final order rejecting petitioners’ appeal from the hearing officer’s decision in favor of the Company and the IDEQ with respect to the PTC. In May 2025, the petitioners also filed a motion for reconsideration asking the IBEQ to reverse its previous decision (in May 2024) approving the air compliance boundaries set by IDEQ in the PTC, which motion was rejected by IBEQ on June 27, 2025. In July 2025, the same petitioners filed a petition for judicial review in Idaho state court challenging the decisions of the IDEQ to issue the PTC and of the IBEQ in upholding the permit. IDEQ and IBEQ thereafter moved to dismiss the complaint on procedural grounds, and the court denied that motion and allowed the petitioners to amend their petition. The petitioners’ amended petition, which names the Company as well as IDEQ and the Board as defendants was served on the Company on or about September 23, 2025. The court subsequently entered an order dismissing the Board as a party and requiring all briefs of the parties to be filed by an outside date of January 16, 2026. All briefs were filed by all parties as of that date. The court has not ruled on the parties’ pending dispositive motions.
●	On March 31, 2025, the IDEQ issued the final cyanidation permit approving the tailing storage facility and water quality monitoring plan, which was the first phase of the cyanidation facility. Subsequently, the Company submitted an application to IDEQ for the second phase of the cyanidation facility. IDEQ issued a draft of this second phase cyanidation permit in February 2026. The Company anticipates this second phase cyanidation permit will be issued in Q2 2026.
●	On March 31, 2025, the Idaho Department of Lands (“IDL”) approved the cyanidation facility permanent closure plan, reclamation plan, and associated financial assurance model estimate. IDL issued supplemental orders on September 12, 2025, September 16, 2025 and October 21, 2025 approving certain modifications to these plans and the associated financial assurance estimate.
●	On January 24, 2025, the Director of the Idaho Department of Water Resources (“IDWR”) issued a final order granting the Company’s application for certain water rights to be used in connection with the Project.
●	Between July 2025 and October 2025, IDWR issued five stream alteration permits to Perpetua with respect to various elements of the Project. On January 30, 2026, IDWR issued the sixth and final stream alteration permit for the Project.
●	On January 30, 2026, the IDEQ issued an IPDES individual industrial wastewater discharge permit for the Project. In February 2026, certain parties initiated an administrative petition for review with IDEQ challenging this permit under state law. Pursuant to applicable Idaho IPDES regulations, IDEQ has issued an automatic stay of this IPDES permit and its terms and conditions until final agency action on the petition to review. The schedule for this administrative appeal proceeding has not yet been set by the hearing officer.

Previously submitted applications for certain regulatory approvals are continuing through the administrative review process. These include the Company’s application to IDEQ for an IPDES sanitary wastewater discharge permit and the IDEQ’s pending modification of the Clean Water Act Section 401 Certification described above. The Company anticipates an IDEQ decision on the IPDES sanitary permit in Q2 2026. The status of IDEQ’s process on the modification of the Section 401 Certification is described above in this section. Applications to IDEQ for approval of certain drinking water systems also are pending. The IDEQ approvals are anticipated in 2027 after Project construction has advanced to the stage where the final designs for the systems will be prepared.

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Years ended December 31,
In thousands of U.S. Dollars	2025	2024
EXPENSES
Exploration and pre-development	121,292	45,291
General and administration	6,497	5,191
Environmental and reclamation	—	1,524
Depreciation	168	120
OPERATING LOSS	127,957	52,126

OTHER EXPENSES (INCOME)
Grant income	(14,974)	(37,365)
Interest income	(12,056)	(246)
Other expenses (income)	(535)	(32)
Total other expenses (income)	(27,565)	(37,643)

NET LOSS	$100,392	$14,483

Net Loss

Net loss for the year ended December 31, 2025, was $100.4 million compared with a net loss of $14.5 million for 2024. The increase compared to the prior year period was primarily attributable to a $76.0 million increase in exploration and pre-development expense and a $22.4 million decrease in grant income, partially offset by an $11.8 million increase in interest income.

Exploration and Pre-Development

This expense relates to all exploration, evaluation, and pre-development expenditures related to the Stibnite Gold Project, including labor, drilling, field operations, engineering, permitting, environmental and legal and sustainability costs. Exploration and pre-development expenses during the year ended December 31, 2025 were $121.3 million which was $76.0 million more than the 2024 comparative period primarily due to a ramp up in construction readiness activities following achievement of key permitting milestones and recent financings. See additional details in the table below:

	Years ended December 31
In thousands of U.S. Dollars	2025	2024
Consulting and labor cost	$15,117	$8,731
Engineering	71,495	23,155
Environmental and reclamation	359	372
Field operations and drilling support	17,864	3,630
Legal and sustainability	6,475	1,216
Permitting	9,982	8,187
Total Exploration and Pre-Development	$121,292	$45,291

General and Administration

These expenses include corporate salaries and benefits, director fees, professional fees, shareholder and regulatory, and other operating expenses. General and administrative expenses for the year ended December 31, 2025 was $6.5 million, which was $1.3 million more than the 2024 comparative periods primarily due to legal expenses related to the securities lawsuit and executive transition.

Environmental and Reclamation

This expense relates to the ASAOC signed in January 2021 to voluntarily address environmental conditions at the abandoned mine site. Environmental and reclamation expenses for the year ended December 31, 2025 was $0, which was lower than the $1.5 million expenses incurred in 2024 due to the Company’s determination in late 2024 that it had completed all Phase 1 response actions required by the ASAOC. The Company has filed necessary reports with the U.S. EPA and USDA with respect to such completion, and no further costs are accrued for this Phase 1 liability as of December 31, 2025. U.S. EPA and USDA are continuing to review the Company’s completion reports, and Phase 1 will formally be completed when those agencies approve the reports.

Grant Income

This income is from funding grants awarded to the Company from the DOW to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income for the year ended December 31, 2025 was $15.0 million, which was $22.1 million less than the comparable period in 2024 due to the DPA funding being exhausted in May 2025. See also Note 7 to the Consolidated Financial Statements.

Interest Income

This income results from interest received on the Corporation’s cash balances. Interest income for the year ended December 31, 2025 was $12.1 million, which was $11.6 million higher than the previous year primarily due to higher average cash balance during 2025 than in 2024.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of December 31, 2025, Perpetua Resources had $714.2 in cash and cash equivalents, $59.5 million in restricted cash and cash equivalents, $1.8 million in receivables, $5.0 million in prepaids, $27.6 million in current deposits, and $13.6 million in trade and other payables. See additional discussion in the “Capital Resources” section below.

The Company’s short-term liquidity needs include costs related to ongoing permitting, financial assurance, engineering, project financing, general corporate and administrative costs as the Company prepares for a full construction decision for the Project in the second half of 2026, as well as certain early works construction activities and down payments on long-lead items approved for early investment. Short-term liquidity needs also include financial obligations under the various contracts entered into for early works construction, including the IPCo contract, the ATCO contract and other vendor obligations described in the “Commitments” section below. The Company expects to finance these costs using cash on hand and, when available, funds available from the anticipated project financing facility.

Long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $2,576 million as of December 31, 2025, according to the TRS, and to fund reclamation financial assurance, debt service and other discretionary corporate and exploration costs. See additional discussion in the “Liquidity” section below.

Capital Resources

From June through December 2025, the Company raised $862 million in aggregate gross proceeds from several equity offerings. The proceeds of these offerings are expected to be used to fund engineering, construction, procurement, financial assurance and other costs as part of the equity requirements for the anticipated U.S. EXIM debt financing, with additional funds, if any, intended to support exploration and pre-development activities, working capital and general corporate purposes. The Company expects to use the proceeds from the exercise of the warrants, if any, to support exploration and pre-development activities, working capital and for general corporate purposes.

Equity Offering and Private Placement – June and July 2025

On June 11, 2025, the Corporation entered into the Underwriting Agreement providing for the sale by the Corporation of 22,728,000 common shares, no par value, to the underwriters at a price of $13.20 per common share. On June 12, 2025, the offering was upsized to 24,622,000 common shares at a price of $13.20 per share. Pursuant to the Underwriting Agreement, the Corporation granted the underwriters an option to purchase up to an additional 3,693,300 common shares within 30 days of the offering which the underwriters exercised on July 10, 2025. The sale of common shares issued in connection with the option closed on July 14, 2025. Net proceeds received from this sale were approximately $46.8 million, which is net of offering costs of approximately $2.0 million.

In connection with this offering, on June 10, 2025, the Corporation entered into a subscription agreement with Paulson pursuant to which the Corporation agreed to sell and issue, for aggregate gross proceeds of approximately $100 million, 7,575,757 common shares, no par value, of the Corporation at a price of $13.20 per common share (the “June Private Placement”). The Corporation received net proceeds from the June Private Placement of approximately $100 million. The aggregate gross proceeds received from the offering and June Private Placement were approximately $474 million. The June Private Placement closed on June 16, 2025.

Private Placements – October 2025

On October 27, 2025, the Corporation entered into subscription agreements with Agnico Eagle Mines Limited (“Agnico Eagle”) and JPMorgan Chase Funding Inc., an affiliate of JPMorgan Chase & Co. (“JPMorgan”), respectively, pursuant to which the Corporation agreed to sell and issue, for aggregate gross proceeds of $255 million (i) 10,944,205 common shares (the “October Private Placement Shares”), no par value, of the Corporation at a price of $23.30 per common share, 7,725,321 to Agnico Eagle and 3,218,884 to JPMorgan; and (ii) common share purchase warrants (the “October Warrants”) to purchase up to an aggregate of 4,053,408 common shares (collectively, the “October Private Placements”). The October Warrants were issued in three tranches, with one-third expiring on each of the first, second and third anniversaries of the closing date of the October Private Placements. The one-, two- and three-year warrants are exercisable at prices of $31.46, $34.95 and $38.45 per common share, respectively. The October Warrants are subject to repurchase by the Corporation if the closing price of the common shares exceeds 130% of the respective exercise prices of each tranche for a specified period and a registration statement covering the common shares issuable upon exercise of the October Warrants is effective. The warrant certificates contain customary adjustment provisions in connection with, among other things, (i) share splits and distributions, (ii) rights offerings and (iii) certain events involving a capital reorganization, reclassification, combination or merger of the Corporation. The October Private Placement Shares were priced at $23.30 per common share, being the closing price of the Corporation’s common stock on Nasdaq on Friday, October 24, 2025. The October Private Placements closed on October 28, 2025.

Equity Offering and Concurrent Private Placement – October 2025

On October 28, 2025, the Corporation entered into an underwriting agreement with BMO Capital Markets Corp., as representative of the several underwriters named therein, pursuant to which the Corporation agreed to issue and sell an aggregate of 2,938,000 common shares of the Corporation at a price to the public of $24.25 per common share, for gross proceeds of approximately $71.2 million and net proceeds of approximately $67.9 million to the Corporation. In connection with this offering, Agnico Eagle exercised its pro rata participation right with respect to the offering in a concurrent private placement at the public offering price of the offering which resulted in the issuance of an additional 280,415 common shares for net proceeds to the Corporation of approximately $6.8 million. The offering closed on October 30, 2025, and the concurrent private placement closed on October 31, 2025.

Private Placement – November 2025

On November 14, 2025, the Corporation entered into a subscription agreement with a private, non-affiliated investor pursuant to which the Corporation agreed to sell and issue, for aggregate gross proceeds of approximately $24.3 million (i) 1,000,000 common shares, no par value, of the Corporation at a price of $24.25 per common share, and (ii) common share purchase warrants (the “November Warrants”) to purchase up to an aggregate of 400,000 common shares (collectively, the “November Private Placement”). The November Warrants were issued in three tranches with one-third expiring on each of the first, second and third anniversaries of the closing date of the November Private Placement. The one-, two- and three-year warrants are exercisable at prices of $31.46, $34.95 and $38.45 per common share, respectively. The November Warrants were issued on substantially the same terms and conditions as the October Warrants. The November Private Placement closed on November 19, 2025.

Private Placements – December 2025

On December 12, 2025, the Corporation entered into a subscription agreement with a private, non-affiliated investor pursuant to which the Corporation agreed to sell and issue, for gross proceeds of approximately $28.8 million (i) 1,000,000 common shares, no par value, of the Corporation at a price of $28.84 million per common share, and (ii) common share purchase warrants (the “December Warrants”) to purchase up to an aggregate of 370,000 common shares (collectively, the “December Private Placement”). The December Warrants were issued in three equal tranches, with the first tranche expiring on December 23, 2026, and the second and third tranches expiring on the second and third year anniversaries, respectively, of the closing date of the December Private Placement. The one-, two- and three-year December Warrants are exercisable at prices of $38.93, $43.26 and $47.59 per common share, respectively. The December Warrants were issued on substantially the same terms and conditions as the October Warrants and the November Warrants. The December Private Placement closed on December 18, 2025.

On December 15, 2025, the Corporation entered into a subscription agreement with Hatch Ltd. (“Hatch”) pursuant to which the Corporation agreed to sell and issue in two tranches, for aggregate gross proceeds of approximately $4.0 million, 138,696 common shares, no par value, of the Corporation at a price of $28.84 per common share, which was the closing price of the common shares on Nasdaq on Friday, December 12, 2025. The first tranche was comprised of 69,348 common shares and closed on December 22, 2025, for proceeds of $2.0 million. The second tranche will be comprised of the remaining 69,348 common shares and issued as soon as practicable after the later of (x) the date the board of directors of the Corporation makes a final investment decision with respect to the Stibnite Gold Project; and (ii) the date the Corporation signs definitive documentation with respect to project financing.

Potential Project Debt Funding from U.S. EXIM

On April 8, 2024, the Company announced that it received a non-binding and conditional Letter of Interest from U.S. EXIM for potential debt financing of up to $1.8 billion through U.S. EXIM’s MMIA initiative and CTEP. On May 23, 2025, the Company submitted its formal application to U.S. EXIM for potential debt financing of up to $2.0 billion, and on September 8, 2025, the Company received a preliminary, non-binding indicative financing term sheet from U.S. EXIM. On March 30, 2026, the board of U.S. EXIM initiated the Congressional Notice Period for an approximately $2.7 billion senior secured loan for the Project. The U.S. EXIM loan, if approved, is expected to be comprised of a direct loan of approximately $2.2 billion for construction of the Project, financial assurance and certain discretionary corporate and exploratory costs, and the remainder representing capitalized interest and fees. The initiation of the Notice Period does not represent a financing commitment from U.S. EXIM. A funding commitment, if any, is conditional upon the satisfaction of certain conditions, including approval by the U.S. EXIM board following the 25-day Notice Period and execution of definitive loan documentation. There can be no assurance that the board of U.S. EXIM will approve the proposed loan after the Notice Period, or at all, or that, if approved, the terms or amount of such loan will be the same as those initially indicated. Based on the Congressional review timeline and U.S. EXIM process, the Company anticipates a final approval vote on the loan by the board of U.S. EXIM shortly after the notice period ends. Any funding under the loan (if approved) would be subject to finalization of definitive loan documents with U.S. EXIM and satisfaction of all conditions to closing, which the Company anticipates could occur in the second half of 2026. The amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control.

Government Funding

The Company has been awarded government grants by the DOW. Since December 2022, the Company has received $59.2 million in funding under the TIA under Title III of the DPA. The TIA expired on June 16, 2025, and no additional funds are available under the program. The Company also has an ongoing contract under an OTIA with the DOW through DOTC for up to $22.4 million. See Note 7 to the financial statements for additional information regarding these grants. The Company continues to evaluate other U.S. government funding opportunities, including programs available through the DOW.

Commitments

Mining Claim Assessments

The Company currently holds mining claims and mill sites for which it has an annual assessment obligation of $0.3 million to maintain the claims in good standing. The Company is committed to these payments indefinitely.

Financial Assurance

In connection with the conditional Notice to Proceed from the USFS for the Stibnite Gold Project, which required the Company to post joint construction phase financial assurance agreed to by the USFS, IDL and the USACE, the Company entered into multiple related financial agreements as described below to satisfy the financial assurance requirements necessary to commence construction.

On October 17, 2025, the Company, as principal, and Endurance Assurance Corporation (“Endurance”), a subsidiary of Sompo International, as surety, posted a joint reclamation performance bond for the Project’s construction phase in the penal sum of $139.0 million (the “Surety Bond”) in favor of the United States (acting by and through the USFS as obligee) and the State of Idaho (acting by and through the IDL as co-obligee). The Surety Bond will remain in place until all reclamation obligations subject thereto have been fully performed or until the Company files, and the USFS and IDL accept, replacement financial assurance. The Surety Bond carries a 1.5% annual fee, and includes covenants, reporting requirements, collateral maintenance and event of default provisions.

In connection with the Surety Bond, the Company entered into an indemnity agreement (“Indemnity Agreement”) with Endurance, Endurance American Insurance Company, Lexon Insurance Company, and Bond Safeguard Insurance Company (collectively, the “Surety”), all of which are subsidiaries of Sompo International. Under the Indemnity Agreement and the accompanying Disturbed Acres and Minimum Liquidity Rider (collectively, the “Indemnity Agreement”), the Company is contingently liable to fully indemnify and reimburse the Surety for any losses, costs, expenses, fees, interest and premiums incurred in connection with (i) the execution of any bond undertaken between the Company and the Surety, (ii) as a result of the Company failing to perform or comply with the covenants and conditions of Indemnity Agreement, and (iii) enforcing any of the covenants and conditions of the Indemnity Agreement. The maximum potential undiscounted liability of the Company under the Indemnity Agreement is the full amount of the Surety Bond ($139.0 million), plus all related costs and fees. These obligations are contingent unless triggered by breach or claim, at which point the liability becomes direct.

As collateral for the Surety Bond, on October 15, 2025, The Bank of Nova Scotia (the “Bank”) issued an irrevocable standby letter of credit for up to $35.0 million in favor of the Surety as beneficiaries (the “Surety Letter of Credit”), for the account of the Company. The Surety Letter of Credit expires one year from issuance, and is automatically extended unless notice of non-extension is provided at least sixty days prior to expiry. In addition to the construction phase financial assurance required for the Stibnite Gold Project, financial assurance was required to be posted with the USACE for off-site mitigation. On October 17, 2025, The Bank of Nova Scotia (the “Bank”) issued an irrevocable standby letter of credit for up to $4.2 million in favor of USACE as beneficiary (the “USACE Letter of Credit”), for the account of the Company. The USACE Letter of Credit expires one year from issuance, and is automatically extended unless notice of non-extension is provided at least ninety days prior to expiry. The Surety Letter of Credit and USACE Letter of Credit were issued pursuant to a credit facility agreement between the Bank and the Company, effective as of October 15, 2025 (the “Credit Facility”), which provides for up to $39.5 million in standby letters of credit and guarantees and is secured by a deposit of $40.5 million in cash. The Credit Facility carries a 1% annual fee, and includes covenants, reporting requirements, collateral maintenance and event of default provisions.

To address financial assurance requirements of IDWR, on December 2, 2025, The Bank of Nova Scotia (the “Bank”) issued an irrevocable standby letter of credit for up to $16.4 million in favor of IDWR as beneficiary (the “IDWR Letter of Credit”), for the account of the Company. The IDWR Letter of Credit expires one year from issuance, and is automatically extended unless notice of non-extension is provided at least sixty days prior to expiry. The IDWR Letter of Credit was issued pursuant to an amended Credit Facility between the Bank and the Company, which provides for up to $55.6 million in standby letters of credit and guarantees and is secured by a deposit of $56.6 million in cash. The Credit Facility carries a 1% annual fee, and includes covenants, reporting requirements, collateral maintenance and event of default provisions.

Vendor Deposits - Idaho Power Company Procurement Contract

On February 13, 2025, the Company entered into an agreement with Idaho Power Company (“IPCo”) to begin procurement of long lead equipment required to increase the electrical capacity to the plant. Under the terms of the agreement, the Company is responsible for paying all costs incurred by IPCo as they procure new equipment from vendors with an estimated total cost of $90.2 million. All contractual commitments of $1.0 million or greater must be approved by the Company prior to IPCo entering a binding contractual commitment with a vendor. The initial payment of $18.8 million was paid following execution of the procurement agreement an additional $7.3 million was paid during 2025. Remaining payments are expected to be made quarterly through 2027. Payment dates and amounts may be adjusted to reflect specific contracts entered into by IPCo. If the agreement is terminated, IPCo will use commercially reasonable efforts to mitigate cancellation costs and recover value prior to the final true-up payment by the Company or refund to the Company.

Vendor Deposits - ATCO Camp Supply and Installation Contract

On August 29, 2025, the Company entered into a camp supply and installation agreement with ATCO Structures & Logistics (USA) Inc. (“ATCO”) for the design, construction and installation of a 1,010-person turnkey camp accommodation and site package. Under the terms of the agreement, the Company agreed to pay ATCO $131.7 million for work under the agreement. Except for certain specified owner and third-party work outlined in the agreement, the work to be performed by ATCO includes all of the work required for the procurement of all camp infrastructure, transportation and delivery of materials to the site, performance of all site preparation, installation, and utility tie-ins, and commissioning of the facilities for occupancy. The agreement includes standard provisions allowing for equitable adjustments to the contract price, including in connection with certain tax events, scope modifications, or demobilization exclusions at the Company’s election. If ATCO fails to achieve substantial completion of the applicable portion of the work prior to September 24, 2026 (as may be adjusted pursuant to the terms of the agreement), ATCO will be liable for liquidated damages up to a specified cap. The Company may terminate the agreement for convenience by giving 30 days’ notice to ATCO. In the event of a termination for convenience, the Company would be obligated to pay ATCO for work properly executed and materials satisfactorily supplied; costs incurred in terminating, preserving and protecting the work; and demobilization costs. Payments totaling $13.4 million were paid in 2025 and remaining payments are expected to be made monthly through April 2027.

Vendor Deposits - Other

In addition to the material vendor agreements discussed above, the Company enters into certain other agreements related to long-lead equipment, infrastructure and services related to the development of the Project. These agreements contain certain fixed and determinable cost components, as well as components that are variable based on time and materials. Movements in other vendor deposits fluctuate throughout the year.

Stibnite Foundation

The Stibnite Foundation (“Foundation”) was established in February 2019 to support projects that benefit the communities surrounding the Stibnite Gold Project and created through the execution of the community agreement (the “Community Agreement”), dated November 30, 2018, by and among Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

Upon formation of the Foundation, the Company became contractually liable for certain future payments to the Foundation based on several triggering events, including receipt of a ROD issued by the USFS, receipt of all permits and approvals necessary for commencement of construction, commercial production and of the final reclamation phase.

Since 2019, the Company has contributed, or caused to be contributed, $0.75 million in cash and 150,000 in common shares of the Company which includes $0.45 million in cash contributions during the year ended December 31, 2025 (2024: $nil). Future cash payments due include $0.5 million upon commercial production, annual payments during commercial production as described below, and $1.0 million upon commencement of final reclamation phase. During commercial production, the Company will make annual payments to the Stibnite Foundation equal to the greater of (i) 1% of total comprehensive income less debt repayments, and (ii) $0.5 million.

Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain the option to purchase these properties. As of December 31, 2025, the option payments due on these properties in 2026 are approximately $0.03 million. The agreements include options to extend.

Liquidity

In February 2026, the Board of Directors approved a budget for the first half of 2026 to continue the progress made during 2025 on permits, financing, and early works construction activities. This budget includes expenditures related to early works construction activities that commenced in the fall of 2025 following receipt of necessary permits and approvals. Our anticipated expenditures for the first half of 2026 are approximately $328 million which includes $224 million for detailed engineering, design work and down payments on long lead time equipment, $76 million for field operations and site early works, $4 million for exploration, $20 million for permit compliance, legal and other project costs, and $4 million for corporate costs. These costs are expected to be incurred prior to closing of the U.S. EXIM loan (if successful) and final construction decision. Board approved costs are expected to be funded from cash on hand and are subject to change due to various factors such as cost over-runs, litigation, weather events, or other unbudgeted events. The Board expects to approve the full 2026 budget during the second half of 2026 in connection with completion of the project financing and full project sanction. The Company believes it has sufficient cash on hand to cover expenses incurred and expected to be incurred until full project sanction and has flexibility to adjust planned activities through the next twelve months based on available funds if the project financing is delayed.

Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $2,576 million as of the fourth quarter of 2025 according to the TRS, and to fund reclamation financial assurance, debt service, exploration and other corporate costs. As such, our capital expenditures may increase significantly during the next 12 months to reflect the commencement of full construction and any such expenditures would be subject to the timing and nature of project financing. The Company expects to finance the majority of these capital costs through cash on hand and project financing from U.S. EXIM or other sources and would not commence full construction activities until such full project financing is in place.

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

We have determined our current cash balance is sufficient to satisfy the Company’s ongoing obligations and to continue early works construction, engineering, permitting and other ongoing operations for at least 12 months from the date these financial statements are issued.

Critical Accounting Estimates

We believe the following accounting policies are critical to our consolidated financial statements due to the degree of uncertainty regarding the judgements or assumptions involved and/or the magnitude of the asset, liability, or expense being reported.

Mineral Property Acquisition and Exploration and Pre-Development Costs

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

Item 8. Financial Statements and Supplementary Data.

PERPETUA RESOURCES CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Perpetua Resources Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perpetua Resources Corp. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2026

We have served as the Company’s auditor since 2021.

Perpetua Resources Corp.

CONSOLIDATED BALANCE SHEETS

In thousands of U.S. Dollars, except for shares

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$714,171	$44,105
Receivables	1,830	2,585
Prepaids	4,972	663
Deposits (Note 9)	27,572	—
	748,545	47,353
NON-CURRENT ASSETS
Mineral properties and interest (Note 3)	67,680	66,786
Buildings and equipment, net (Note 4)	1,838	443
Right-of-use assets	31	28
Restricted cash and cash equivalents	59,550	3,000
TOTAL ASSETS	$877,644	$117,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$13,565	$5,723
Lease liabilities	88	28
CWA settlement payable (Note 9)	1,000	1,000
	14,653	6,751
NON-CURRENT LIABILITIES
Lease liabilities	156	—
CWA settlement payable (Note 9)	1,000	2,000
Reclamation liabilities (Note 6)	534	—
TOTAL LIABILITIES	16,343	8,751

COMMITMENT AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (Note 5)
Common shares, without par value, unlimited shares authorized, 124,124,030 and 70,266,550 shares outstanding, respectively	1,490,420	668,665
Additional capital	66,454	35,375
Accumulated deficit	(695,573)	(595,181)
TOTAL SHAREHOLDERS’ EQUITY	861,301	108,859

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$877,644	$117,610

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands of U.S. Dollars, except for shares and per share amounts

	Years ended December 31,
	2025	2024
EXPENSES
Exploration and pre-development	121,292	45,291
General and administration	6,497	5,191
Environmental and reclamation expense (Note 6)	—	1,524
Depreciation	168	120
OPERATING LOSS	127,957	52,126

OTHER EXPENSES (INCOME)
Grant income (Note 7)	(14,974)	(37,365)
Interest income	(12,056)	(246)
Other expenses (income), net	(535)	(32)
Total other expenses (income), net	(27,565)	(37,643)

NET LOSS	$100,392	$14,483

NET LOSS PER SHARE, BASIC AND DILUTED	$1.08	$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	93,225,494	65,619,452

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2025 and 2024

In thousands of U.S. Dollars, except for shares

	Common Shares		Additional	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2023	64,123,456	618,582	34,413	(580,698)	72,297
Shares sold through offering, net of costs	5,273,569	43,592	—	—	43,592
Share-based compensation	—	—	3,897	—	3,897
Share unit distributed	250,150	942	(942)	—	—
Exercise of share purchase options	619,375	5,549	(1,993)	—	3,556
Net loss for the year	—	—	—	(14,483)	(14,483)
BALANCE, December 31, 2024	70,266,550	668,665	35,375	(595,181)	108,859
Shares sold through offerings, net of costs	52,123,025	806,590	35,210	—	841,800
Shares Issued to Stibnite Foundation	150,000	3,954	—	—	3,954
Share-based compensation	—	—	3,861	—	3,861
Share unit distributed	1,187,955	6,189	(6,189)	—	—
Exercise of share purchase options	396,500	5,022	(1,803)	—	3,219
Net loss for the year	—	—	—	(100,392)	(100,392)
BALANCE, December 31, 2025	124,124,030	$1,490,420	$66,454	$(695,573)	$861,301

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of U.S. Dollars

	Years ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(100,392)	$(14,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation (Note 5)	3,861	3,897
Shares Issued to Stibnite Foundation	3,954	—
Depreciation	168	120
Gain on disposal of buildings and equipment	—	(13)
Environmental and reclamation expense (Note 6)	—	1,524
Unrealized foreign exchange (gain) loss	(17)	52
Changes in:
Receivables	755	596
Prepaid expenses	(4,510)	(20)
Deposits - current (Note 9)	(15,222)	—
Trade and other payables	7,843	726
CWA settlement payable (Note 9)	(1,000)	(2,000)
Reclamation liabilities (Note 6)	—	(2,289)
Net cash used in operating activities	(104,560)	(11,890)

INVESTING ACTIVITIES:
Investment in mineral properties and interest (Note 3)	(360)	(2,301)
Purchase of buildings and equipment	(1,150)	(176)
Proceeds from sale of equipment	—	12
Proceeds from sale of silver royalty (Note 3)	—	8,335
Deposit on equipment purchase (Note 9)	(12,350)	(200)
Net cash provided by (used in) investing activities	(13,860)	5,670

FINANCING ACTIVITIES:
Proceeds from sale of common shares, net of issuance costs (Note 5)	841,800	43,592
Proceeds from exercise of share purchase options (Note 6)	3,219	3,556
Net cash provided by financing activities	845,019	47,148

Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	17	(52)

Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	726,616	40,876
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year	47,105	6,229
Cash, cash equivalents, and restricted cash and cash equivalents, end of year	$773,721	$47,105

NON-CASH INVESTING AND FINANCING ACTIVITIES
Addition of finance lease obligations and right-of-use assets	$213	$—
Recognition of operating lease liability and right-of-use asset	$68	$66

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash and cash equivalents	$714,171	$44,105
Restricted cash and cash equivalents	59,550	3,000
Total cash, cash equivalents, and restricted cash and cash equivalents	$773,721	$47,105

See accompanying notes to the Consolidated Financial Statements.

Perpetua Resources Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In thousands of U.S. Dollars, except for shares and per share amounts

1.Nature of Operations

Perpetua Resources Corp. (the “Corporation”, and, together with its Subsidiaries, the “Company”, “Perpetua Resources” or “Perpetua”) was incorporated on February 22, 2011 under the Business Corporation Act (British Columbia). The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project (“Stibnite Gold Project” or the “Project”). The Company currently operates in one segment, which is mineral exploration and development in the United States.

The Company’s long-term plan is to generate future profitable operations through the development of the Stibnite Gold Project, which will require additional financing. The Company does not intend to commence full construction on the Project until full financing is in place for construction of the Project. While such financing is expected to be secured during 2026, if such financing is delayed, the Company has flexibility to defer or delay such expenses until financing is in place. The full financing is expected to include project financing from U.S. EXIM or other sources as well as proceeds from the Company’s 2025 equity offerings.

On March 30, 2026, the board of U.S. EXIM initiated the last formal step before a vote for final approval of an approximately $2.7 billion senior secured loan for the construction and development of the Project by unanimously agreeing to publish a notification to Congress with respect to the proposed loan. The initiation of the Notice Period does not represent a financing commitment from U.S. EXIM. A funding commitment, if any, is conditional upon the satisfaction of certain conditions, including approval by the U.S. EXIM board following the 25-day Notice Period and execution of definitive loan documentation. There can be no assurance that the board of U.S. EXIM will approve the proposed loan after the Notice Period, or at all, or that, if approved, the terms or amount of such loan will be the same as those initially indicated or that the proposed loan will be sufficient for us to construct the Project. Perpetua continues to work with U.S. EXIM to advance through the next stages of U.S. EXIM’s due diligence and loan application process. The amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control.

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

2.Summary of Significant Accounting Policies

a.	Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior period amounts have been reclassified to be consistent with current period presentation.

b.	Basis of Consolidation

These consolidated financial statements include the results of Perpetua Resources and its wholly owned subsidiary companies Perpetua Resources Idaho, Inc. and Idaho Gold Resource Company, LLC. All intercompany transactions, balances, income and expenses have been eliminated.

c.	Use of Estimates

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

d.	Functional and Reporting Currency

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

e.	Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all highly liquid investments readily convertible to a known amount of cash with an original maturity of three months or less and subject to an insignificant risk of changes in value to be cash equivalents.

f.	Restricted Cash and Cash Equivalents

The Company, under the terms of agreements with financial institutions to provide financial assurance instruments to regulatory agencies on behalf of the Company, is required to collateralize certain portions of our obligations. The Company has collateralized these obligations by depositing cash or assigning term deposits to the respective institutions. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each obligation and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the obligation status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

g.	Buildings and Equipment

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

h.	Mineral Properties and Interest

Perpetua Resources is in the development stage based on the Company’s Probable Mineral Reserves as set forth in the Technical Report Summary, dated as of December 31, 2025 (the “TRS”). Mineral properties and interest acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral properties and interest acquisition costs at such time as the payments are made. Exploration and pre-development costs are expensed as incurred.

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

The recoverability of the carrying values of mineral properties and interest is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes.

i.	Leases

Upon inception, we determine if a contractual arrangement is, or contains, a lease. Right-of-use (“ROU”) assets and liabilities related to operating leases are separately reported in the Consolidated Balance Sheets. ROU assets related to finance leases are included in Buildings and Equipment, net.

Operating and finance lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. Operating lease ROU assets and liabilities also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the depreciation of the ROU asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

j.	Share Based Compensation

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

The fair value of share purchase options is determined using a Black-Scholes valuation model. Option pricing models require the input of subjective assumptions including the length of time employees will retain their vested stock options before exercising them, expected stock price volatility and interest rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss.

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

k.	Reclamation and Remediation Costs and Asset Retirement Obligations

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

l.	Fair Value Measurements

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

At December 31, 2025 and 2024, the Company has no assets and no liabilities that are remeasured at fair value on a recurring basis.

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

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and vesting and distribution of awarded share units, if dilutive. The Company’s potential dilutive shares include outstanding share purchase options, restricted share units, performance share units, deferred share units and warrants. Potentially dilutive shares as of December 31, 2025 and December 31, 2024 were as follows:

	December 31,	December 31,
	2025	2024
Share purchase options	288,000	695,500
Share units (RSU, PSU, DSU)	1,526,764	2,270,852
Share purchase warrants	4,823,408	—
Total	6,638,172	2,966,352

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

o.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and restricted cash and cash equivalents. The fair values of these instruments approximate their carrying value given their short-term nature unless otherwise noted.

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

r.	Research and Development Costs

Research and development costs are recognized as operating expenses when incurred and are classified as exploration costs.

s.	Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We have adopted the new standard effective December 31, 2025 retrospectively for all periods presented. See Note 8 for all periods presented with the new required disclosures. The new standard did not impact our Consolidated Financial Statements.

t.	Recently Issued Accounting Standards

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

3.Mineral Properties and Interest

At December 31, 2025 and 2024, the Company’s mineral properties and interest at the Stibnite Gold Project totaled $67.7 million and $66.8 million, respectively.

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

On March 21, 2024, Perpetua Resources and its subsidiaries granted a 100% NSR royalty on the future payable silver production from the Project to Franco-Nevada Idaho Corporation (“Franco-Nevada”) for gross proceeds of $8.5million. The silver royalty agreement applies to the same properties as the gold royalty previously purchased by Franco-Nevada in 2013. The silver royalty agreement provides a mechanism whereby Franco-Nevada can receive minimum payments equal to 100% of the payable silver from the sale of doré commencing in the seventh calendar year following commercial production and ending upon the completion of the fifteenth calendar year following commercial production. The silver royalty agreement also provides Franco-Nevada an option upon the occurrence of certain conditions precedent (including achieving commercial production) to pay the Company a contingent payment and receive a royalty on any silver payable from the production of antimony concentrate from the Project. The Company incurred costs of $0.2 million associated with this transaction. The net proceeds of $8.3 million were recorded as a reduction to the carrying value of the mineral properties and interests during the year ended December 31, 2024.

The Company’s obligations under the gold and silver royalty agreements with Franco-Nevada are secured by a continuing security interest and a first priority lien on certain collateral including the land and mineral interests comprising the Project.

Included in mineral properties and interest are annual payments made under option agreements, where the Company is entitled to continue to make annual option payments or, ultimately, purchase certain properties. On November 22, 2024, the Company exercised its option to purchase certain properties containing water rights which can be used for mitigation during operations and increased mineral properties by $1.9 million related to this transaction. Annual payments made under other option agreements during 2024 were approximately $0.03 million.

As of December 31, 2025, it has not yet been determined that the Project’s mining deposits can be economically and legally extracted or produced because the Project’s estimated reserves do not yet meet the definition of proven reserves under S-K 1300. Accordingly, development costs related to such reserves will not be capitalized unless they are incurred after such determination. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.

Although the Company has taken steps to review and verify mineral rights to the properties in which it has an interest, in accordance with industry standards for properties in the development stage, these procedures do not guarantee the Company’s title and interests. Mineral title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.

4.Buildings and Equipment

At December 31, 2025 and 2024, the Company’s buildings and equipment were as follows:

	December 31, 2025	December 31, 2024
Buildings	$2,852	$2,301
Equipment and Vehicles	5,384	4,359
	8,236	6,660
Accumulated Depreciation	(6,398)	(6,217)
Balance	$1,838	$443

Depreciation expense on buildings and equipment for the years ended December 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively.

5.Equity

a.	Authorized
●	Unlimited number of common shares without par value.
●	Unlimited number of first preferred shares without par value.
●	Unlimited number of second preferred shares without par value.
b.	Share & Warrants Issuances

Shares Issued to Stibnite Foundation:

On December 19, 2025, the Corporation issued 150,000 of the Corporation’s common shares having a value of $3.954 million to the Stibnite Foundation pursuant to the terms of the Community Agreement. See Note 9f for additional details.

ATM Offering:

On May 12, 2023, the Corporation entered into the Sales Agreement providing for the sale by the Corporation, from time to time, of the Corporation’s common shares having an aggregate gross offering price of up to $20.0 million (the “ATM Offering”). During the year ended December 31, 2024, the Corporation sold 1,834,104 common shares in exchange for proceeds of approximately $10.4 million, which is net of offering costs of approximately $0.6 million. The ATM Offering was not renewed for 2025.

November 2024 Public Offering:

On November 18, 2024, the Corporation entered into an underwriting agreement providing for the sale by the Corporation of 3,439,465 common shares, no par value, to the underwriters at a price of $10.17 per common share. Pursuant to the underwriting agreement, the Corporation granted the underwriters an option to purchase up to an additional 515,919 common shares within 30 days of the offering which the underwriters did not exercise. The sale of common shares issued in connection with the offering closed on November 20, 2024. Net proceeds received from this sale were approximately $33.2 million, which is net of offering costs of approximately $1.8 million.

June 2025 Public Offering and Private Placement of Common Shares

On June 11, 2025, the Corporation entered into an underwriting agreement providing for the sale by the Corporation of 22,728,000 common shares, no par value, to the underwriters at a price of $13.20 per common share. On June 12, 2025, the offering was upsized to 24,622,000 common shares at a price of $13.20 per share. Pursuant to the Underwriting Agreement, the Corporation granted the underwriters an option to purchase up to an additional 3,693,300 common shares within 30 days of the offering which the underwriters exercised on July 10, 2025. The sale of common shares issued in connection with the option closed on July 14, 2025. Net proceeds received from this sale were approximately $46.8 million, which is net of offering costs of approximately $2.0 million.

In connection with this offering, on June 10, 2025, the Corporation entered into a subscription agreement with Paulson pursuant to which the Corporation agreed to sell and issue, for aggregate gross proceeds of approximately $100 million, 7,575,757 common shares, no par value, of the Corporation at a price of $13.20 per common share (the “June Private Placement”). The Corporation received net proceeds from the June Private Placement of approximately $100 million. The aggregate gross proceeds received from the offering and June Private Placement were approximately $474 million. The June Private Placement closed on June 16, 2025.

October 2025 Private Placements of Common Shares and Warrants

On October 27, 2025, the Corporation entered into subscription agreements with Agnico Eagle and JPMorgan, respectively, pursuant to which the Corporation agreed to sell and issue, for aggregate gross proceeds of $255 million (i) 10,944,205 common shares (the “October Private Placement Shares”), no par value, of the Corporation at a price of $23.30 per common share, 7,725,321 to Agnico Eagle and 3,218,884 to JPMorgan; and (ii) common share purchase warrants (the “October Warrants”) to purchase up to an aggregate of 4,053,408 common shares (collectively, the “October Private Placements”). The October Warrants were issued in three tranches, with one-third expiring on each of the first, second and third anniversaries of the closing date of the October Private Placements. The one-, two- and three-year warrants are exercisable at prices of $31.46, $34.95 and $38.45 per common share, respectively. The October Warrants are subject to repurchase by the Corporation if the closing price of the common shares exceeds 130% of the respective exercise prices of each tranche for a specified period and a registration statement covering the common shares issuable upon exercise of the October Warrants is effective. The warrant certificates contain customary adjustment provisions in connection with, among other things, (i) share splits and distributions, (ii) rights offerings and (iii) certain events involving a capital reorganization, reclassification, combination or merger of the Corporation. The October Private Placement Shares were priced at $23.30 per common share, being the closing price of the Corporation’s common stock on Nasdaq on Friday, October 24, 2025. The October Private Placements closed on October 28, 2025.

October 2025 Public Offering of Common Shares and Concurrent Private Placement

On October 28, 2025, the Corporation entered into an underwriting agreement with BMO Capital Markets Corp., as representative of the several underwriters named therein, pursuant to which the Corporation agreed to issue and sell an aggregate of 2,938,000 common shares of the Corporation at a price to the public of $24.25 per common share, for gross proceeds of approximately $71.2 million and net proceeds of approximately $67.9 million to the Corporation. In connection with this offering, Agnico Eagle exercised its pro rata participation right with respect to the offering in a concurrent private placement at the public offering price of the offering which resulted in the issuance of an additional 280,415 common shares for net proceeds to the Corporation of approximately $6.8 million. The offering closed on October 30, 2025, and the concurrent private placement closed on October 31, 2025.

November 2025 and December 2025 Private Placements of Common Shares and Warrants

On November 14, 2025, the Corporation entered into a subscription agreement with a private, non-affiliated investor pursuant to which the Corporation agreed to sell and issue, for aggregate gross proceeds of approximately $24.3 million (i) 1,000,000 common shares, no par value, of the Corporation at a price of $24.25 per common share, and (ii) common share purchase warrants (the “November Warrants”) to purchase up to an aggregate of 400,000 common shares (collectively, the “November Private Placement”). The November Warrants were issued in three tranches with one-third expiring on each of the first, second and third anniversaries of the closing date of the November Private Placement. The one-, two- and three-year warrants are exercisable at prices of $31.46, $34.95 and $38.45 per common share, respectively. The November Warrants were issued on substantially the same terms and conditions as the October Warrants. The November Private Placement closed on November 19, 2025.

On December 12, 2025, the Corporation entered into a subscription agreement with a private, non-affiliated investor pursuant to which the Corporation agreed to sell and issue, for gross proceeds of approximately $28.8 million (i) 1,000,000 common shares, no par value, of the Corporation at a price of $28.84 million per common share, and (ii) common share purchase warrants (the “December Warrants”) to purchase up to an aggregate of 370,000 common shares (collectively, the “December Private Placement”). The December Warrants were issued in three equal tranches, with the first tranche expiring on December 23, 2026, and the second and third tranches expiring on the second and third year anniversaries, respectively, of the closing date of the December Private Placement. The one-, two- and three-year December Warrants are exercisable at prices of $38.93, $43.26 and $47.59 per common share, respectively. The December Warrants were issued on substantially the same terms and conditions as the October Warrants and the November Warrants. The December Private Placement closed on December 18, 2025.

Private Placement of Common Shares to Hatch

On December 15, 2025, the Corporation entered into a subscription agreement with Hatch Ltd. (“Hatch”) pursuant to which the Corporation agreed to sell and issue in two tranches, for aggregate gross proceeds of approximately $4.0 million, 138,696 common shares, no par value, of the Corporation at a price of $28.84 per common share, which was the closing price of the common shares on Nasdaq on Friday, December 12, 2025. The first tranche was comprised of 69,348 common shares and closed on December 22, 2025, for proceeds of $2.0 million. The second tranche will be comprised of 69,348 common shares and issued as soon as practicable after the later of (x) the date the board of directors of the Corporation makes a final investment decision with respect to the Stibnite Gold Project; and (ii) the date the Corporation signs definitive documentation with respect to project financing.

Share Purchase Warrants

A summary of share purchase warrant activity for the years ended December 31, 2025 and 2024 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, December 31, 2023	—	$—
Balance, December 31, 2024	—	—
Warrants Issued	4,823,408	35.59
Balance, December 31, 2025	4,823,408	$35.59

As of December 31, 2025, share purchase warrants outstanding and exercisable were 4,823,408, have a weighted average exercise price of $35.59, and have a remaining weighted average life of 1.84 years.

	Number of
Expiry date	Warrants	Price
October 28, 2026	1,351,136	$31.46
December 1, 2026	133,333	31.46
December 23, 2026	123,333	38.93
October 28, 2027	1,484,469	34.95
December 18, 2027	123,333	43.26
October 28, 2028	1,484,470	38.45
December 18, 2028	123,334	47.59
Balance, December 31, 2025	4,823,408	$35.59

c.	Share-based compensation

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

Share-based compensation was recognized in the consolidated statements of operations as follows:

	December 31,
	2025	2024
Exploration & pre-development	$2,135	$1,980
General and administration	1,726	1,917
Total	$3,861	$3,897

Share Purchase Options

The following table summarizes activity for share purchase options that vest over the required service period of the participant:

		Weighted Average
	Number of Options	Exercise Price (C$)
Balance, December 31, 2023	1,665,750	$9.54
Options expired	(350,875)	9.52
Options exercised	(619,375)	8.04
Balance, December 31, 2024	695,500	$10.88
Options expired	(11,000)	6.20
Options exercised	(396,500)	11.22
Balance, December 31, 2025	288,000	$10.59

The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the government security rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company. No options were granted during the years ended December 31, 2025 and 2024.

During the years ended December 31, 2025 and 2024, the Company’s total share-based compensation from options was $nil and $nil, respectively.

As of December 31, 2025, share purchase options outstanding and exercisable were 288,000 and 198,000, have a weighted average exercise price of C$10.59 and C$11.26, respectively, and have a remaining weighted average life of 0.12 years and 0.08 years, respectively, with all outstanding options being exercised or expired during the first quarter of 2026. As of December 31, 2025, there was no unvested compensation associated with the share purchase options.

As of December 31, 2025, the intrinsic value of outstanding and exercisable share purchase options is $4.7 million and $3.2 million, respectively. During the years ended December 31, 2025 and 2024, the intrinsic value of share purchase options exercised was $3.0 million and $1.7 million, respectively.

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan that vest over the required service period of the participant.

		Weighted Average
		Grant Date
	Share Units	Fair Value
Unvested, December 31, 2023	601,640	$3.64
Granted	521,128	3.10
Distributed (vested)	(248,755)	3.76
Cancelled	(2,285)	3.72
Unvested, December 31, 2024	871,728	$3.28
Granted	266,564	9.42
Distributed (vested)	(470,091)	3.58
Cancelled	(121,587)	4.68
Unvested, December 31, 2025	546,614	$5.70

During the years ended December 31, 2025 and 2024, the Company awarded 266,564 RSUs (2024: 521,128 RSUs) with a weighted average grant date fair value of $9.42 per RSU (2024: $3.10) or approximately $2.5 million total (2024: $1.6 million). During the years ended December 31, 2025 and 2024, the fair value of RSUs distributed was $5.0 million and $1.1 million, respectively.

During the years ended December 31, 2025 and 2024, the Company has recognized $1.7 million and $1.5 million, respectively in compensation expense for Restricted Share Units. The Company expects to record an additional $1.1 million in compensation expense over the remaining vesting period related to these awards. Unvested units at December 31, 2025 are expected to vest as follows:

2026	332,490
2027	151,862
2028	62,262
Total	546,614

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

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2023	546,583	$6.35
Granted	515,502	4.81
Distributed	(1,395)	4.79
Cancelled	(3,247)	4.92
Unvested, December 31, 2024	1,057,443	$5.61
Granted	193,481	13.56
Added by performance factor	246,318	6.99
Distributed	(687,081)	6.40
Cancelled	(177,269)	6.97
Unvested, December 31, 2025	632,892	$7.34

During the years ended December 31, 2025 and 2024, the Company recognized $1.8 million and $2.0 million respectively, in compensation expense related to PSUs and MPSUs. The Company expects to record an additional $1.8 million in compensation expense over the next 2.0 years. During the years ended December 31, 2025 and 2024, the fair value of PSUs distributed was $7.1 million and $0.1 million, respectively.

The PSUs and MPSUs are expected to vest as follows:

2026	351,746
2027	153,226
2028	115,920
2029	12,000
Total	632,892

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

During the year ended December 31, 2025, PSUs awarded had a weighted average grant date fair value of $24.27 per PSU, or $0.4 million in total. During the year ended December 31, 2024, PSUs awarded had a weighted average grant date fair value of $4.23 per PSU, or $0.5 million.

MPSUs: During the years ended December 31, 2025 and 2024, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the year ended December 31, 2025, the Company awarded 176,481 MPSUs (2024: 389,502 MPSUs) that had a weighted grant date fair value of $12.53 (2024: $5.00) per MPSU or approximately $2.2 million (2024: $1.9 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s stock price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

	2025	2024
Grant date fair value	$12.53	$5.00
Risk-free interest rate	4.15%	4.38%
Expected term (in years)	3.0	3.0
Expected stock price volatility	55.16%	57.36%
Expected dividend yield	—	—

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

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan that vest on the date of grant and settle upon the participant’s separation from service:

		Weighted Average
	Share Units	Grant Date Fair Value
Outstanding, December 31, 2023	226,574	$3.68
Granted	115,107	4.01
Outstanding, December 31, 2024	341,681	$3.79
Granted	36,360	11.24
Distributed	(30,783)	3.46
Outstanding, December 31, 2025	347,258	$4.60

Under the Plan, the Company may issue DSUs to non-employee directors. During the years ended December 31, 2025 and 2024, 36,360 and 115,107 shares, respectively, with a grant date fair value of $0.4 million and $0.5 million, respectively, were granted to the non-employee directors and the related compensation expense was charged to directors’ fees in the consolidated statements of operations. During the years ended December 31, 2025 and 2024, the fair value of DSUs distributed was $0.3 million and $nil, respectively.

6.Reclamation Liabilities

a.	Administrative Settlement Agreement and Order on Consent (“ASAOC”)

On January 15, 2021, the Company agreed to an ASAOC. The Company has accounted for its obligation under the ASAOC as an environmental reclamation liability. The provision for the liability associated with the terms of the ASAOC is based on cost estimates developed with the use of engineering consultants, independent contractor quotes and the Company’s internal development team. The timing of cash flows is based on the latest schedule for early action items. The estimated environmental reclamation liability may be subject to change based on changes to cost estimates and is adjusted for actual work performed. During the year ended December 31, 2025, the Company spent $nil (2024: $2.3 million) on ASAOC activities. At December 31, 2025, no further costs were accrued associated with this liability. Movements in the environmental reclamation liability during the years ended December 31, 2025 and 2024 are as follows:

	Years ended December 31,
	2025	2024
Balance at beginning of year	$—	$765
Additions	—	1,524
Work performed on early action items	—	(2,289)
Balance at end of year	$—	$—

The Company provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021.

b.	Asset Retirement Obligation (“ARO”)

Below is a reconciliation as of December 31, 2025 and 2024 of the ARO for the Project which are included in our estimated costs to reclaim environmental disturbance to date of $0.5 million and nil, respectively. The estimated reclamation and closure costs added in 2025 were discounted using a credit adjusted, risk-free interest rate of 7.0% and an inflation rate of 2.7%.

	Years ended December 31,
	2025	2024
Balance at beginning of year	$—	$—
Additions and changes to estimates	534	—
Balance at end of year	$534	$—

Current portion	$—	$—
Non-current portion	534	—
Balance	$534	$—

7.Government Grants

The Company has been awarded government grants by the DOW as described below. Accounting for these DOW grants does not fall under Accounting Standard Codification 606, Revenue from Contracts with Customers, as the DOW does not meet the definition of a customer under this standard. The DOW grant proceeds, which will be used to reimburse expenses incurred, meet the definition of grants related to expenses as the primary purpose for the payments is to fund research and development on antimony trisulfide and the advancement of the Company’s Stibnite Gold Project.

During the years ended December 31, 2025 and 2024, grant income included the following:

	Years ended December 31,
Government Grant	2025	2024
DPA	$10,004	$33,619
DOTC	4,970	3,746
Total	$14,974	$37,365

At December 31, 2025 and 2024, grant receivable, which is included in receivables on the Consolidated Balance Sheets, include the following:

	As at December 31,
Government Grant	2025	2024
DPA	$—	$2,382
DOTC	305	107
Total	$305	$2,489

Information regarding each individual grant is as follows:

DPA Grant: On December 16, 2022, the Company entered into an undefinitized TIA with the DOW - Air Force Research Laboratory for an award of up to $24.8 million under Title III of the DPA. On July 25, 2023, the TIA was definitized with the DOW, establishing the full not-to-exceed amount of $24.8 million and on May 2, 2024, the TIA was modified with an additional $34.4 million in funding, bringing the total amount of the TIA to $59.2 million.

During the years ended December 31, 2025 and 2024, the Company was reimbursed approximately $12.4 million and $32.5 million, respectively, for certain costs incurred. The TIA expired on June 16, 2025. All available funds under the TIA were disbursed and no additional funds are available under the program.

DOW Ordnance Technology Consortium (“DOTC”) Grant: On August 18, 2023, the Company was awarded an OTIA of up to $15.5 million under the Prototype Other Transaction Authority of the DOW through the DOTC. On May 28, 2025, the Company was awarded up to $6.9 million in additional funding by the DOTC under the OTIA. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOW to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the 24-month period of performance. The current estimated amount is $22.4 million, which is subject to adjustment by the DOW based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations.

During the year ended December 31, 2025, the Company received cash from this grant of $4.8 million (2024: $5.5 million) for reimbursement of certain costs incurred of $4.3 million (2024: $4.9 million) and 12% fee income of $0.5 million (2024 $0.6 million). During the year ended December 31, 2025, grant income includes $0.5 million (2024: $0.4 million) of 12% fee income earned on costs incurred.

8.Income taxes

No benefit (provision) has been recognized for the years ended December 31, 2025 and 2024. The United States and Canada components of net income (loss) for the years ended December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
United States	$(99,863)	$(7,577)
Canada	(529)	(6,906)
Total	$(100,392)	$(14,483)

The provision (benefit) for income taxes reported differs from the amount computed by applying the applicable income tax rates to the loss before the tax provision due to the following:

	December 31,
	2025		2024
Income tax benefit computed at statutory rate of 21%	$(21,082)	(21.0)%	$(3,041)	(21.0)%
Idaho state income tax, net of federal income tax effect	619	0.6	154	1.1
Foreign tax effects - Canada	(14)	—	(11)	(0.1)
Valuation allowance	22,472	22.4	2,272	15.7
Nontaxable or nondeductible items:
Share based compensation	(1,889)	(1.9)	616	4.2
Other	152	0.2	7	—
Other adjustments	(258)	(0.3)	3	—
Total	$—	—	$—	—

The State income tax category is primarily driven by Idaho state taxes and includes the impact of enacted statutory rate reductions. Foreign tax effects primarily relate to Canadian tax rate differentials and the treatment of equity financing costs under Canadian tax law.

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2025	2024
Net operating loss carryforward – U.S.	$44,018	$42,705
Net operating loss carryforward – CAD	12,441	12,440
Buildings and equipment	179	380
Mineral interest and properties	50,334	24,499
Financing costs	5,425	881
CWA settlement payable	504	510
Share based compensation	1,878	2,102
Other	288	53
Deferred tax assets	115,067	83,570
Less valuation allowance	(115,067)	(83,570)
Net deferred tax assets	$—	$—

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on the weight of all available evidence. At December 31, 2025, approximately $5.4 million of the allowance balance relates to future tax benefits that will be credited directly to equity once it is recognized. The changes in the valuation allowance for the years ended December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Valuation allowance on deferred tax assets, beginning of year	$(83,570)	$(78,875)
Change related to:
Valuation allowance movement recognized in continuing operations
Federal	(22,472)	(2,272)
Idaho state	(4,480)	(487)
Foreign - Canada	(1)	(1,566)
Valuation allowance movement recognized in equity	(4,544)	(370)
Valuation allowance on deferred tax assets, end of year	$(115,067)	$(83,570)

As of December 31, 2025, the Company has U.S. loss carryforwards of approximately $70.1 million that expire in 2032 through 2037 and approximately $112.6 million with no expiration but which are subject to an 80% limitation upon utilization. The Company has state net operating loss carryforwards of approximately $134.9 million that expire in 2034 through 2045 and Canadian loss carryforwards of approximately $48.0 million that expire in 2033 through 2045 available to reduce future years’

income for tax purposes. The deferred tax asset table above reflects the tax-effected balances of the Company’s net operating loss carryforwards using a 25.19% rate for U.S.-based carryforwards and 27.00% rate for Canada-based carryforwards. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations under Section 382 of the Code due to changes in control that may have occurred as a result of recent capital transactions.

No income tax payments were made to U.S. federal, the state of Idaho, or foreign jurisdictions during the years ended December 31, 2025 and December 31, 2024.

In 2025 and 2024, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. and Canada federal jurisdictions, the state of Idaho jurisdiction, and the province of British Columbia jurisdiction. The Company had no unrecognized tax benefits as of December 31, 2025 and 2024. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. U.S. tax returns for the years 2022 to 2024 and Canadian tax returns for the years 2022 to 2024 remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions. Tax returns for years prior to 2022 may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA permanently extends multiple tax provisions of the 2017 Tax Cuts and Jobs Act, as well as repeals, modifies and introduces various other tax provisions including, but not limited to federal bonus depreciation and current deductions for domestic research and development expenditures. We do not anticipate that the OBBBA will have a material impact on the Company’s consolidated financial statements. We continue to evaluate the impact the OBBBA may have on the Company as the legislation has various future effective dates.

9.Commitments and Contingencies

a.	Mining Claim Assessments

The Company currently holds mining claims and mill sites for which it has an annual assessment obligation of $0.3 million to maintain the claims in good standing. The Company is committed to these payments indefinitely.

b.	Financial Assurance

In connection with the conditional Notice to Proceed from the USFS for the Stibnite Gold Project, which required the Company to post joint construction phase financial assurance agreed to by the USFS, Idaho Department of Lands (“IDL”) and U.S. Army Corps of Engineers (“USACE”), the Company entered into multiple related financial agreements as described below to satisfy the financial assurance requirements necessary to commence construction.

On October 17, 2025, the Company, as principal, and Endurance Assurance Corporation (“Endurance”), a subsidiary of Sompo International, as surety, posted a joint reclamation performance bond for the Project’s construction phase in the penal sum of $139.0 million (the “Surety Bond”) in favor of the United States (acting by and through the USFS as obligee) and the State of Idaho (acting by and through the IDL as co-obligee). The Surety Bond will remain in place until all reclamation obligations subject thereto have been fully performed or until the Company files, and the USFS and IDL accept, replacement financial assurance. The Surety Bond carries a 1.5% annual fee, and includes covenants, reporting requirements, collateral maintenance, and event of default provisions.

In connection with the Surety Bond, the Company entered into an indemnity agreement (“Indemnity Agreement”) with Endurance, Endurance American Insurance Company, Lexon Insurance Company, and Bond Safeguard Insurance Company (collectively, the “Surety”), all of which are subsidiaries of Sompo International. Under the Indemnity Agreement and the accompanying Disturbed Acres and Minimum Liquidity Rider (collectively, the “Indemnity Agreement”), the Company is contingently liable to fully indemnify and reimburse the Surety for any losses, costs, expenses, fees, interest and premiums incurred in connection with (i) the execution of any bond undertaken between the Company and the Surety, (ii) as a result of the Company failing to perform or comply with the covenants and conditions of Indemnity Agreement, and (iii) enforcing any of the covenants and conditions of the Indemnity Agreement. The maximum potential undiscounted liability of the Company under the Indemnity Agreement is the full amount of the Surety Bond ($139.0 million), plus all related costs and fees. These obligations are contingent unless triggered by breach or claim, at which point the liability becomes direct.

As collateral for the Surety Bond, on October 15, 2025, The Bank of Nova Scotia (the “Bank”) issued an irrevocable standby letter of credit for up to $35.0 million in favor of the Surety as beneficiaries (the “Surety Letter of Credit”), for the account of the Company. The Surety Letter of Credit expires one year from issuance, and is automatically extended unless notice of non-extension is provided at least sixty days prior to expiry. In addition to the construction phase financial assurance required for the Stibnite Gold Project, financial assurance was required to be posted with the USACE for off-site mitigation. On October 17, 2025, The Bank of Nova Scotia (the “Bank”) issued an irrevocable standby letter of credit for up to $4.2 million in favor of USACE as beneficiary (the “USACE Letter of Credit”), for the account of the Company. The USACE Letter of Credit expires one year from issuance, and is automatically extended unless notice of non-extension is provided at least ninety days prior to expiry. The Surety Letter of Credit and USACE Letter of Credit were issued pursuant to a credit facility agreement between the Bank and the Company, effective as of October 15, 2025 (the “Credit Facility”), which provides for up to $39.5 million in standby letters of credit and guarantees and is secured by a deposit of $40.5 million in cash. The Credit Facility carries a 1% annual fee, and includes covenants, reporting requirements, collateral maintenance and event of default provisions.

To address financial assurance requirements of IDWR, on December 2, 2025, The Bank of Nova Scotia (the “Bank”) issued an irrevocable standby letter of credit for up to $16.4 million in favor of IDWR as beneficiary (the “IDWR Letter of Credit”), for the account of the Company. The IDWR Letter of Credit expires one year from issuance, and is automatically extended unless notice of non-extension is provided at least sixty days prior to expiry. The IDWR Letter of Credit was issued pursuant to an amended Credit Facility between the Bank and the Company, which provides for up to $55.55 million in standby letters of credit and guarantees and is secured by a deposit of $56.55 million in cash. The Credit Facility carries a 1% annual fee, and includes covenants, reporting requirements, collateral maintenance and event of default provisions.

c.	Vendor Deposits - Idaho Power Company Procurement Contract

On February 13, 2025, the Company entered into an agreement with Idaho Power Company (“IPCo”) to begin procurement of long lead equipment required to increase the electrical capacity to the plant. Under the terms of the agreement, the Company is responsible for paying all costs incurred by IPCo as they procure new equipment from vendors with an estimated total cost of $90.2 million. All contractual commitments of $1.0 million or greater must be approved by the Company prior to IPCo entering a binding contractual commitment with a vendor. The initial payment of $18.8 million was paid following execution of the procurement agreement an additional $7.3 million was paid during 2025. Remaining payments are expected to be made quarterly through 2027. Payment dates and amounts may be adjusted to reflect specific contracts entered into by IPCo. If the agreement is terminated, IPCo will use commercially reasonable efforts to mitigate cancellation costs and recover value prior to the final true-up payment by the Company or refund to the Company.

The deposit with IPCo is updated each reporting period to reflect payments made to IPCo and costs incurred by IPCo. Costs incurred are currently charged to exploration and pre-development expense in the consolidated statements of operations in accordance with the Company’s accounting policies. Movements in the IPCo deposit during the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31,
	2025	2024
Balance at beginning of period	$—	$—
Deposits	26,059	—
Costs incurred - expense	(10,837)	—
Balance at end of period	$15,222	$—

Current portion	$15,222	$—
Non-current portion	—	—
Balance at end of period	$15,222	$—

d.	Vendor Deposits - ATCO Camp Supply and Installation Contract

On August 29, 2025, the Company entered into a camp supply and installation agreement with ATCO Structures & Logistics (USA) Inc. (“ATCO”) for the design, construction and installation of a 1,010-person turnkey camp accommodation and site package. Under the terms of the agreement, the Company agreed to pay ATCO $131.7 million for work under the agreement. Except for certain specified owner and third-party work outlined in the agreement, the work to be performed by ATCO includes all of the work required for the procurement of all camp infrastructure, transportation and delivery of materials to the site, performance of all site preparation, installation, and utility tie-ins, and commissioning of the facilities for occupancy. The agreement includes standard provisions allowing for equitable adjustments to the contract price, including in connection with certain tax events, scope modifications, or demobilization exclusions at the Company’s election. If ATCO fails to achieve substantial completion of the applicable portion of the work prior to September 24, 2026 (as may be adjusted pursuant to the terms of the agreement), ATCO will be liable for liquidated damages up to a specified cap. The Company may terminate the agreement for convenience by giving 30 days’ notice to ATCO. In the event of a termination for convenience, the Company would be obligated to pay ATCO for work properly executed and materials satisfactorily supplied; costs incurred in terminating, preserving and protecting the work; and demobilization costs. Payments totaling $13.35 million were paid in 2025 and remaining payments are expected to be made monthly through April 2027.

The deposit with ATCO is updated each reporting period to reflect payments made to ATCO and costs incurred by ATCO. The ATCO modular buildings have an alternative future use or could be resold such that certain costs will be recorded as a non-current deposit and transferred to construction in process over the performance period before being recognized as an asset upon completion. Certain other costs that are unique to the Company and do not have an alternative future use will be charged as incurred to exploration and pre-development expense in the consolidated statements of operations in accordance with the Company’s accounting policies. Movements in the ATCO deposit during the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31,
	2025	2024
Balance at beginning of period	$—	$—
Deposits	13,350	—
Costs incurred – expense	(1,000)	—
Costs incurred – asset	—	—
Balance at end of period	$12,350	$—

Current portion	$12,350	$—
Non-current portion	—	—
Balance at end of period	$12,350	$—

e.	Vendor Deposits - Other

In addition to the material vendor agreements discussed above, the Company enters into certain other agreements related to long-lead equipment, infrastructure and services related to the development of the Project. These agreements contain certain fixed and determinable cost components, as well as components that are variable based on time and materials. Movements in other vendor deposits fluctuate throughout the year. The balance was $nil for the years ended December 31, 2025 and 2024.

f.	Stibnite Foundation

The Stibnite Foundation (“Foundation”) was established in February 2019 to support projects that benefit the communities surrounding the Stibnite Gold Project and created through the execution of the community agreement (the “Community Agreement”), dated November 30, 218, by and among Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho.

Upon formation of the Foundation, the Company became contractually liable for certain future payments to the Foundation based on several triggering events, including receipt of a ROD issued by the USFS, receipt of all permits and approvals necessary for commencement of construction, commercial production, and of the final reclamation phase.

Since 2019, the Company has contributed, or caused to be contributed, $0.75 million in cash and 300,000 in common shares of the Company which includes $0.45 million in cash contributions and $150,000 common shares valued at $4.0 million contributed during the year ended December 31, 2025 (2024: $nil). Future cash payments due include $0.5 million upon commercial production, annual payments during commercial production as described below, and $1.0 million upon commencement of final reclamation phase. During commercial production, the Company will make annual payments to the Stibnite Foundation equal to the greater of (i) 1% of total comprehensive income less debt repayments, and (ii) $0.5 million.

g.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain the option to purchase these properties. As of December 31, 2025, the option payments due on these properties in 2026 are approximately $0.03 million. The agreements include options to extend.

h.	Legal Update

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the CWA allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit against the Company in the U.S. District Court for the District of Idaho. The Company filed an answer generally denying liability and later, the court allowed the Company to amend and file a third-party complaint against the USFS. The Company also filed a separate CWA citizen suit against the USFS alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government. Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the EPA and the USDA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Company agreed to dismiss its pending actions against the USFS without prejudice.

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the Tribe’s CWA claims. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice will be entered after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the Company anticipates that the parties will submit a stipulation for dismissal with prejudice to the District Court. The Company recognized an expense of $5.0 million during the second quarter of 2023. During the year ended December 31, 2025, the Company paid $1.0 million towards this settlement obligation (December 31, 2024 - $2.0 million). As of December 31, 2025, CWA settlement payable current portion is $1.0 million with the remaining $1.0 million classified as long-term.

The voluntary ASAOC entered into by the Company, the U.S. EPA, and the USDA required numerous early cleanup actions (referenced as “Phase 1” in the ASAOC) relating to legacy environmental conditions left by other mining companies. The Company began the Phase 1 activities in 2022. As of September 30, 2025, the Company determined it had completed all Phase 1 response actions required by the ASAOC and filed necessary reports (called Removal Action Completion Report (“RACR”) in the ASAOC) with the U.S. EPA and USDA with respect to such completion. Pursuant to the terms of the ASAOC, the Company’s Phase 1 work will not be considered complete until U.S. EPA and USDA have approved the RACR submitted by the Company. As of December 31, 2025, the RACR remains under review by the federal agencies and no further costs were accrued associated with this Phase 1 liability. During the year ended December 31, 2025, the Company spent $nil on Phase 1 activities (December 31, 2024: $1.5 million). The ASAOC includes a process under which the Company and the signatory federal agencies will evaluate whether the Company will proceed with additional response actions after federal agencies confirm that the Phase 1 work has been completed in accordance with the ASAOC requirements. The scope of any such potential additional actions following the completion of Phase 1 and their costs have not yet been determined.

Following the USFS’ publication of the ROD and Final Environmental Impact Statement Errata (the “FEIS”) approving the mine plan for the Project, lawsuits were filed in the U.S. District Court for the District of Idaho against the USFS, the USDA and other federal agencies on February 18, 2025, in the United States District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process. Among other remedies, the claimants seek to vacate the ROD, Final Biological Opinions (issued by the U.S. Fish & Wildlife Service and National Marine Fisheries Service), and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on April 2, 2025.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture, and other federal agencies in the U.S. District Court for the District of Idaho the challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of the NEPA and other federal statutes, regulations, rules, and requirements in the regulatory review and approval process in of the Project. Among other remedies, the Tribe seeks to vacate the USFS ROD and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025.

The U.S. District Court on October 2, 2025, issued a general order staying all civil cases listed in the order due to the partial shutdown of the federal government over appropriations for the government. The list included the separate lawsuits filed by the Nez Perce Tribe and by the environmental advocacy groups mentioned above challenging the USFS ROD and other federal agency approvals. This stay did not affect the validity of the USFS ROD or any of the other approvals challenged in either of these lawsuits, and all such approvals remain in effect. After the partial shutdown of the federal government ended, the District Court lifted the stay and new scheduling orders were entered in both of these lawsuits challenging the ROD and other approvals of the Project issued by federal agencies. The scheduling order in the case filed by the environmental advocacy groups required all dispositive motions and briefs to be filed by all parties. before the end of January 2026. As of January 20, 2026, all briefs had been submitted. The scheduling order in the case filed by the Nez Perce Tribe requires all dispositive motions and briefs to be filed by all parties before the end of June 2026. These two lawsuits remain pending.

The Company believes the USFS ROD and other federal regulatory processes challenged in the two foregoing federal lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, there can be no assurance that the Project approvals challenged in those two cases will be upheld upon judicial review.

The IBEQ published an order on May 27, 2025, upholding the air permit to construct (“PTC”) issued by the IDEQ in June 2022 and denying certain petitioners’ appeal from various administrative proceedings with respect to the PTC. The IBEQ on June 27, 2025, denied the petitioners’ motion for reconsideration. Thereafter, the petitioners filed a petition for judicial review in the Idaho state district court for the County of Ada against the IBEQ and IDEQ seeking to set aside the PTC as violative of applicable law and challenging the decisions of the IBEQ upholding the PTC. IDEQ and the IBEQ thereafter moved to dismiss the complaint on procedural grounds, and the court denied that motion and allowed the petitioners to amend their petition. The petitioners’ amended petition, which names the Company as well as IDEQ and the IBEQ as defendants was served on the Company on or about September 23, 2025. The court entered an order dismissing the IBEQ as a party and requiring all briefs of the parties to be filed by an outside date of January 16, 2026. All briefing was filed as of that date. The court has not ruled on the parties’ dispositive motions, and the cases remain pending. The Company believes that the IDEQ and the IBEQ properly followed Idaho law in issuing the PTC. However, there can be no assurance that the PTC will be upheld upon judicial review.

On March 20, 2025, a putative federal class action lawsuit was filed in the U.S. District Court for the District of Idaho against the Company and certain of its officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The claim, captioned Barnes et al. v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements during the period from April 17, 2024 to February 13, 2025 regarding the Company’s expected capital expenditures for the Stibnite Gold Project. On June 6, 2025, two new plaintiffs filed a joint stipulation seeking to be appointed co-lead plaintiffs, which was granted by the District Court on June 16, 2025. The plaintiffs filed an amended complaint on August 15, 2025. The amended complaint seeks unspecified compensatory damages. The District Court has issued a scheduling order in this case requiring various procedural and substantive motions to be filed by the parties prior to the end of 2025. The Company filed a motion to dismiss the plaintiffs’ amended complaint on September 30, 2025. As of December 31, 2025, all briefs of all parties had been submitted in connection with this motion. The District Court has not ruled on the motion to dismiss, and this lawsuit remains pending. The Company believes that the claim is without merit and intends to vigorously defend itself. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

10.	Segment Reporting

Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the Chief Operating Decision Maker (the “CODM”), who is our Chief Executive Officer (“CEO”), for the purpose of allocating an enterprise’s resources and assessing its operating performance. The Company has determined that it operates as a single reportable segment, focused on the exploration and development of its mineral interests in the state of Idaho, United States. This determination is based on the financial information reviewed by the CODM, which is assessed at a consolidated level.

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

The CEO primarily evaluates the Company’s performance based on consolidated net loss and reviews significant expenses, when applicable, on a consolidated basis, consistent with the presentation in the consolidated statements of operations. While the CEO’s primary focus is on overall consolidated results, he also reviews supplemental information on exploration and pre-development costs by major category. The following table presents the Company’s exploration and pre-development costs by major category:

	Years ended December 31
	2025	2024
Consulting and labor cost	$15,117	$8,731
Engineering	71,495	23,155
Environmental and reclamation	359	372
Field office and drilling support	17,864	3,630
Legal and sustainability	6,475	1,216
Permitting	9,982	8,187
Total Exploration and Pre-development	$121,292	$45,291

11.	Subsequent Event(s)

On March 30, 2026, the board of U.S. EXIM initiated the last formal step before a vote for final approval of an approximately $2.7 billion senior secured loan for the construction and development of the Project by unanimously agreeing to publish a notification to Congress with respect to the proposed loan. The initiation of the Notice Period does not represent a financing commitment from U.S. EXIM. A funding commitment, if any, is conditional upon the satisfaction of certain conditions, including approval by the U.S. EXIM board following the 25-day Notice Period and execution of definitive loan documentation. There can be no assurance that the board of U.S. EXIM will approve the proposed loan after the Notice Period, or at all, or that, if approved, the terms or amount of such loan will be the same as those initially indicated or that the proposed loan will be sufficient for us to construct the Project.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of the report:
(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

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
10.1*

Registration Rights Agreement, entered into by and among the Company, Agnico and JPMorgan on October 28, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2025).

10.2	Amended and Restated Joinder to Registration Rights Agreement, entered into by the Company and Valvino Lamore LP on December 18, 2025.
10.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2025).
10.4

Amended and Restated Investor Rights Agreement between Midas Gold Corp., Idaho Gold Resources Company, LLC and Paulson & Co. Inc., dated March 17, 2020 (incorporated by reference to Exhibit 99.50 of the Company’s Registration Statement on Form 40-F (File No. 000-56206) filed with the SEC on September 23, 2020).

10.5*

Investor Rights Agreement, entered into by and between the Company and Agnico Eagle on October 28, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2025).

10.6*

Investor Rights Agreement, entered into by and between the Company and JPMorgan on October 28, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2025).

10.7*+	Amended and Restated Employment Agreement by and between Jonathan Cherry, Perpetua Resources Corp. and Perpetua Resources Idaho, Inc., dated December 1, 2025.
10.8*+	Amended and Restated Employment Agreement by and between Mark Murchison, Perpetua Resources Corp. and Perpetua Resources Idaho, Inc., dated December 1, 2025.
10.9*+	Employment Agreement and Restrictive Covenant Agreement by and between Gregory Fontaine, Perpetua Resources Corp. and Perpetua Resources Idaho, Inc., dated March 16, 2026.
10.10*+	Employment Agreement between James Norine and Perpetua Resources Idaho, Inc., dated December 2, 2025.
10.11*+	Employment Agreement between Timothy Kahl and Perpetua Resources Idaho, Inc., dated December 2, 2025.
10.12*+	Amended and Restated Employment Agreement between Mckinsey Lyon and Perpetua Resources Idaho, Inc. Agreement, dated December 1, 2025.
10.13*+

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

10.15*+	Transition Services Agreement by and between Jessica Largent, Perpetua Resources Corp. and Perpetua Resources Idaho, Inc., dated October 1, 2025.
10.16*+

Employment Agreement between Michael Wright and Perpetua Resources Idaho Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023)

10.17*+	Consulting and Separation Agreement and Release between Michael Wright and Perpetua Resources Idaho, Inc., dated December 3, 2025.
10.18*+	Consulting Agreement by and between MSE LLC and Perpetua Resources Idaho, Inc., dated December 3, 2025.
10.19	Form of Restrictive Covenants Agreement between the Company and its Executive Officers.
10.20	Form of Waiver and Release Agreement between the Company and its Executive Officers.
10.21	Form of Indemnification Agreement between the Company and its Directors.
10.22+	Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-256925) filed with the SEC on June 9, 2021).

10.23+

First Amendment to Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2024, filed with the SEC on August 9, 2024).

10.24+	2011 Evergreen Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
10.25+

Form Time-Based Stock Option Award Agreement under the Stock Option Plan (US) (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.26+

Form Time-Based Stock Option Award Agreement under the Stock Option Plan (Canada) (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.27+

Form Performance-Based Stock Option Award Agreement under the Stock Option Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.28+

Form Restricted Share Unit Award Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.29+

Form Performance Share Unit Award Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.30+

Form Deferred Share Unit Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.31+

Form Former Director Consulting Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.32

Transition Agreement between Midas Gold Corp. and Paulson & Co. Inc., dated December 3, 2020 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).

10.33*#

Camp Supply and Installation Agreement, made and executed as of August 29, 2025, by and between Perpetua Resources Idaho, Inc. and ATCO Structures & Logistics (USA) Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2025, filed with the SEC on November 14, 2025).

10.34*#

Engineering, Procurement, and Construction Management Services Agreement, made and executed as of December 18, 2025, by and between Perpetua Resources Idaho, Inc. and Hatch Ltd (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2025).

10.35*#

Amendment No. 1 to Engineering, Procurement, and Construction Management Services Agreement, made and executed as of February 28, 2026, by and between Perpetua Resources Idaho, Inc. and Hatch Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2026).

19.1	Perpetua Resources Corp. Insider Trading and Reporting Policy, adopted as of March 30, 2026.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022).
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Christopher Dail.
23.3	Consent of James Norine.
23.4	Consent of BBA Consultants.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act).
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
96.1	Stibnite Gold Project, S-K 1300 Technical Report Summary, Valley County, Idaho, USA, effective as of December 31, 2025.
97.1+	Perpetua Resources Corp. Incentive-Based Compensation Clawback Policy, adopted as of March 31, 2026.

101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Compensatory plan or agreement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
#	Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERPETUA RESOURCES CORP.

Date: March 31, 2026	By:	/s/ Jonathan Cherry
Name: Jonathan Cherry
Title: President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Cherry	President, Chief Executive Officer and Director	March 31, 2026
Jonathan Cherry	(Principal Executive Officer)

/s/ Mark Murchison	Chief Financial Officer	March 31, 2026
Mark Murchison	(Principal Financial and Accounting Officer)

/s/ Marcelo Kim	Chairman	March 31, 2026
Marcelo Kim

/s/ Andrew Cole	Director	March 31, 2026
Andrew Cole

/s/ Bob Dean	Director	March 31, 2026
Bob Dean

/s/ Laura Dove	Director	March 31, 2026
Laura Dove

/s/ Rich Haddock	Director	March 31, 2026
Rich Haddock

/s/ Jeff Malmen	Director	March 31, 2026
Jeff Malmen

/s/ Chris Robison	Director	March 31, 2026
Chris Robison

/s/ Alex Sternhell	Director	March 31, 2026
Alex Sternhell