Form 10-Q
period 2026-03-31
PERPETUA RESOURCES CORP.
filed 2026-05-11
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 1, 2026, the registrant had 125,094,503 common shares outstanding.

PERPETUA RESOURCES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

These forward-looking statements include, but are not limited to, disclosure regarding the review process, anticipated timing and potential outcome, documentation, closing and funding of the Company’s proposed U.S. EXIM financing; the final terms of the proposed U.S. EXIM financing; the Company’s ability to satisfy conditions precedent and other requirements under the proposed U.S. EXIM financing; timing of anticipated milestones related to the Company’s Stibnite Gold Project (the “Project”) and financing; ongoing funding and anticipated liquidity; our ability to comply with, obtain and defend permits related to the Project; the expected outcomes of the Project, including our Mineral Reserves and Mineral Resources; the intended environmental and related outcomes associated with the South Fork Salmon Water Quality Enhancement Fund (the “Fund”) related to the Nez Perce Tribe’s CWA lawsuit; good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project; environmental clean-up actions by us and our contractors; the expected commercial demand for antimony and the Company’s ability to supply it; our ability to successfully implement and fund the Project; the occurrence of the expected benefits from the Project, including contributions to the workforce, national security and clean energy transition; predictions regarding improvements to water quality, water temperature and fish habitats and other environmental conditions at the site, including with respect to the process and timing of such improvements; success of exploration, development and environmental protection, closure and remediation activities; the realization of benefits from strategic partnerships; the timing and results of future exploration and material sampling by the Company; plans for the design and construction of the Project; the viability of the Project; expected construction, development and operating costs in the event that a production decision is made; requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims; planned exploration and development of properties and the results thereof; and development of any additional resources and reserves and the permitting requirements with respect to any such additional resources and reserves.

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

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions that the U.S. EXIM board will approve the proposed financing on substantially the same terms initially indicated by the U.S. EXIM board, that the Company will be able to negotiate and execute definitive documentation for the proposed U.S. EXIM financing on acceptable terms, satisfy the conditions to signing, closing and funding of the U.S. EXIM financing and receive funds when needed; that the final terms of the proposed U.S. EXIM financing will be substantially consistent with those currently indicated; that the Company’s proposed financing will be sufficient to finance permitting, pre-construction and construction of the Project or that the Company will be able to secure alternate financing if necessary; that the Company will be able to maintain compliance with covenants contained in its financing agreements or that may be contained in future financing agreements; that the Company will be able to satisfy additional bonding or financial assurance requirements in the future; that no pending or future litigation will result in the loss of any material permits or material delay to the Project schedule or a material increase to Project costs; that the current exploration, development, environmental and other objectives concerning the Project can be achieved and that the Company’s other corporate activities will proceed as expected; that general business and economic conditions will not change in a materially adverse manner and that permitting, construction and operations costs will not materially increase; that certain assumptions as to production rates, operating costs, recovery and metal costs will prove to be accurate; that any additional financing needed will be available when needed on reasonable terms; that all requisite information will be available in a timely manner; that the current price and demand for gold, antimony and other metals will be sustained or will improve; that the Company will satisfy or will continue to satisfy the requirements of applicable permits and the requirements of various governmental approvals; that the Company or applicable governmental agencies will be able to successfully defend against any challenges to governmental approvals for the planned exploration, construction, development, operation and environmental protection activities on the Project; and that the continuity of economic and political conditions, as well as operations of the Company will be sustained.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. These factors include, but are not limited to, the following:

●	delays in board approval, negotiation, or inability to satisfy the conditions to signing, closing or funding of the U.S. EXIM financing, if approved, or material changes to the terms of the financing;
●	inability to access financing from other sources or strategic partners to fund the exploration, permitting, development and construction of the Project on acceptable terms, or at all, if our proposed financing may not be sufficient to complete construction of the Project;
●	delays in obtaining or failure to obtain required permits and other governmental approvals, the legal challenges by third parties to any such permits or governmental approvals, or the ability of the Company to comply with the terms and requirements of such permits and other governmental approvals;
●	regulatory and legal changes, requirements for additional capital, requirements for additional permits and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	material changes to the analyses and other information based on expectations of future performance and planned work programs;
●	future events, conditions or financial performance that differ materially from assumptions about future economic conditions and courses of action;
●	the industry-wide risks and project-specific risks identified in the Technical Report Summary;
●	the likelihood of successful mining operations or the profitable production of minerals and precious metals;
●	the Company’s history of losses and expectation of future losses;
●	the Company’s limited property portfolio and potential challenges related to the Company’s title to its mineral properties;
●	transfers or claims and other defects in title to mineral projects;
●	changes in timing, costs and potential success of future activities on the Company’s properties, including but not limited to, increases in development and construction costs, as well as operating costs in the event that a production decision is made, and the Company’s ability to achieve production at the Project if constructed;
●	changes resulting from potential results of exploration, development and environmental protection, reclamation and remediation activities, including activities relating to construction and operation of the Stibnite Gold Project and legacy conditions in the Stibnite Mining District caused by historic mining activities by operators before the Company;
●	changes in exploration programs based upon results of exploration;
●	changes in estimated Mineral Reserves or Mineral Resources or unexpected variations in quantity of mineralized material, grade, or recovery rates;
●	inability to timely implement procurement and construction plans and schedules
●	failure of mining methods or processes to operate as anticipated;
●	current or future legal challenges, proceedings, litigation, or other actions or allegations relating to regulatory approvals, environmental conditions or liabilities, or other matters relating to the Project, including the existing lawsuits and administrative actions challenging certain approvals of the Stibnite Gold Project issued by various federal and state agencies and the securities class action lawsuit, and potential future claims and litigation challenging the validity of the permits and approvals issued with respect to the Project or otherwise seeking to delay or prevent development of the Project or to impose liabilities on the Company;
●	risks related to opposition to the Project;
●	risks related to legal proceedings seeking temporary or permanent relief, including preliminary relief pending the outcome of such proceedings, from courts or agencies that could delay or halt implementation of Project activities or the Project as a whole;
●	global economic, political and social conditions and financial markets, including any potential regulatory or policy changes, proposed legislation, the imposition or increase in tariffs, changes in existing trade agreements and trade relations, inflationary pressures, elevated interest rates and any shutdowns of the U.S. federal government;
●	operations and contractual obligations;
●	changes in gold and antimony commodity prices;

●	changes in interest rates, tax rates, operating or production costs;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	our reliance on outside consultants or contractors for construction of the Project and other critical services;
●	risks related to our largest shareholder and other significant shareholders;
●	loss of key executives or the inability to hire or retain key executives or employees to support construction, permitting and operational activities;
●	high levels of competition within the mining industry;
●	availability of equipment, labor, materials and services required for construction and operation of the Project, including the Company’s ability to obtain supplies and equipment when needed and at expected prices;
●	labor shortages and disruptions;
●	accidents, effects of weather and other natural phenomena and other risks associated with the mineral exploration industry;
●	cyberattacks and other security breaches of our information and technology systems; and
●	other factors and risks described under Item 1A, Risk Factors of this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands of U.S. Dollars, except for shares

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$669,505	$714,171
Receivables	2,957	1,830
Prepaid expenses	4,101	4,972
Deposits (Note 9)	22,002	27,572
	698,565	748,545
NON-CURRENT ASSETS
Mineral properties and interest (Note 3)	67,694	67,680
Buildings and equipment, net (Note 4)	25,772	1,838
Operating lease right-of-use assets (Note 5)	3,140	31
Restricted cash equivalents	59,550	59,550
TOTAL ASSETS	$854,721	$877,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$32,425	$13,565
Lease liabilities (Note 5)	811	88
CWA settlement payable (Note 9)	1,000	1,000
	34,236	14,653
NON-CURRENT LIABILITIES
Lease liabilities (Note 5)	2,752	156
CWA settlement payable (Note 9)	1,000	1,000
Reclamation liabilities (Note 7)	558	534
TOTAL LIABILITIES	38,546	16,343

COMMITMENT AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (Note 6)
Common shares, without par value, unlimited shares authorized, 124,949,691 and 124,124,030 shares outstanding, respectively	1,495,742	1,490,420
Additional capital	64,633	66,454
Accumulated deficit	(744,200)	(695,573)
TOTAL SHAREHOLDERS’ EQUITY	816,175	861,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$854,721	$877,644

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

In thousands of U.S. Dollars, except for shares and per share amounts

	For the three months ended March 31,
	2026	2025
EXPENSES
Exploration and pre-development	$53,098	$13,094
General and administration	3,351	1,835
Depreciation	115	31
OPERATING LOSS	56,564	14,960

OTHER EXPENSES (INCOME)
Grant income (Note 8)	(997)	(6,383)
Interest income	(6,919)	(378)
Other (income) expenses, net	(21)	6
Total other expenses (income), net	(7,937)	(6,755)

NET LOSS	$48,627	$8,205

NET LOSS PER SHARE, BASIC AND DILUTED	$0.39	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	124,694,794	70,619,291

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31, 2026 and 2025

In thousands of U.S. Dollars, except for shares

	Common Shares		Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2024	70,266,550	$668,665	$35,375	$(595,181)	$108,859
Share based compensation	—	—	1,216	—	1,216
Share units distributed	921,294	4,906	(4,906)	—	—
Exercise of share purchase options	98,000	1,062	(382)	—	680
Net loss for the period	—	—	—	(8,205)	(8,205)
BALANCE, March 31, 2025	71,285,844	$674,633	$31,303	$(603,386)	$102,550

BALANCE, December 31, 2025	124,124,030	$1,490,420	$66,454	$(695,573)	$861,301
Share based compensation	—	—	1,755	—	1,755
Share units distributed	602,661	2,549	(2,549)	—	—
Exercise of share purchase options	223,000	2,773	(1,027)	—	1,746
Net loss for the period	—	—	—	(48,627)	(48,627)
BALANCE, March 31, 2026	124,949,691	$1,495,742	$64,633	$(744,200)	$816,175

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands of U.S. Dollars

	For the three months ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(48,627)	$(8,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation (Note 6)	1,755	1,216
Depreciation	115	31
Environmental and reclamation expense (Note 7)	10	—
Unrealized foreign exchange (gain) loss	(6)	—
Changes in:
Receivables	(1,127)	(71)
Prepaid expenses	755	(61)
Deposits - current (Note 9)	1,202	(18,755)
Trade and other payables	18,887	201
Net cash used in operating activities	(27,036)	(25,644)

INVESTING ACTIVITIES:
Purchase of buildings and equipment	(19,355)	—
Net cash provided by (used in) investing activities	(19,355)	—

FINANCING ACTIVITIES:
Proceeds from exercise of share purchase options (Note 6)	1,746	680
Payment of finance leases (Note 5)	(27)	—
Net cash provided by financing activities	1,719	680

Effect of foreign exchange on cash, cash equivalents, and restricted cash equivalents	6	—

Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	(44,666)	(24,964)
Cash, cash equivalents, and restricted cash equivalents, beginning of period	773,721	47,105
Cash, cash equivalents, and restricted cash equivalents, end of period	$729,055	$22,141

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,172	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$232	$—

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS
Cash and cash equivalents	$669,505	$19,141
Restricted cash equivalents	59,550	3,000
Total cash, cash equivalents, and restricted cash equivalents	$729,055	$22,141

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands of U.S. Dollars, except for shares and per share amounts

1.Nature of Operations and Basis of Presentation

Perpetua Resources Corp. (the “Corporation”, and, together with its Subsidiaries, the “Company”, “Perpetua Resources” or “Perpetua”) was incorporated on February 22, 2011 under the Business Corporations Act (British Columbia). The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project (the “Project”). The Company currently operates in one segment, which is mineral exploration and development in the United States.

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Perpetua Resources Corp. and its wholly owned subsidiaries, Perpetua Resources Idaho, Inc. and Idaho Gold Resource Company, LLC. All intercompany transactions, balances, income and expenses have been eliminated. The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2025.  Certain prior period amounts have been reclassified to be consistent with current period presentation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. Operating results for the three months ended March 31, 2026 may not be indicative of results expected for the full year ending December 31, 2026. Management estimates that the Company’s 2026 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the three months ended March 31, 2026.

The Company’s long-term plan is to generate future profitable operations through the development of the Stibnite Gold Project, which will require additional financing. The Company does not intend to commence full construction on the Project until full financing is in place for construction of the Project. While the Company expects to complete documentation and satisfy the conditions to initial funding of such financing during 2026, if such financing is delayed, the Company has flexibility to defer or delay such expenses until financing is in place. The full financing is expected to include project financing from U.S. EXIM or other sources as well as proceeds from the Company’s 2025 equity offerings.

On March 30, 2026, the board of U.S. EXIM initiated the last formal step before a vote for final approval of an approximately $2.7 billion senior secured loan for the construction and development of the Project by unanimously agreeing to publish a notification to Congress with respect to the proposed loan. The 25-day notice period expired on April 24, 2026. This action by the board of U.S. EXIM does not represent a financing commitment from U.S. EXIM. A funding commitment, if any, is conditional upon the satisfaction of certain conditions, including approval by the U.S. EXIM board and execution of definitive loan documentation. There can be no assurance that the board of U.S. EXIM will approve the proposed loan or that, if approved, the terms or amount of such loan will be the same as those initially indicated or that the proposed loan will be sufficient for us to construct the Project. Perpetua continues to work with U.S. EXIM to advance through the next stages of U.S. EXIM’s due diligence, loan application, and documentation processes. The amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control. The board of U.S. EXIM is expected to make a final decision in the second quarter of 2026 and has included the Company’s loan on the agenda for the May 21, 2026, meeting of the board of U.S. EXIM. The agenda is subject to change by the board of U.S. EXIM at any time, and there can be no assurance that the board will vote to approve the loan at the May 21 meeting, at a different meeting, or at all.

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

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and vesting and distribution of awarded share units, if dilutive. The Company’s potential dilutive common shares include outstanding share purchase options, restricted share units (“RSUs”), performance share units (“PSUs”), deferred share units (“DSUs”) and share purchase warrants. Potentially dilutive shares as of March 31, 2026 and 2025, are as follows:

	March 31,	March 31,
	2026	2025
Share purchase options	—	586,500
Share units (RSU, PSU, DSU)	1,329,249	1,894,362
Share purchase warrants	4,823,408	—
Total	6,152,657	2,480,862

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

3.Mineral Properties and Interest

The Company’s subsidiaries acquired mineral rights to the Stibnite Gold Project through several transactions. All mineral and surface rights, where applicable, are held by the Company’s subsidiaries through patented and unpatented lode mining claims and mill sites, except for the 27 patented lode claims totaling approximately 485 acres which are held under an option to purchase. All of the Stibnite Gold Project is subject to a 1.7% Net Smelter Returns (“NSR”) royalty upon the sale of project-related gold production and 100% on NSR royalty on the future payable silver production.

The Company’s obligations under the gold and silver royalty agreements with a wholly owned subsidiary of Franco Nevada Corporation (such subsidiary, “FNIC”) are secured by a continuing security interest and a first priority lien on certain collateral including the land and mineral interests comprising the Project.

As of March 31, 2026, the Company determined the Project’s mining deposits had not yet met the criteria for capitalization. Development costs incurred after such determination will be capitalized. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.

At March 31, 2026 and December 31, 2025, the Company’s mineral properties and interest at the Stibnite Gold Project totaled $67.7 million and $67.7 million, respectively. Included in mineral properties and interest are annual payments made under option agreements, whereby the Company is entitled to continue to make option payments annually or, ultimately, purchase certain properties.

4.	Buildings and Equipment

At March 31, 2026 and December 31, 2025, the Company’s buildings and equipment were as follows:

	March 31,	December 31,
In thousands of U.S. Dollars	2026	2025
Buildings	$25,625	$2,852
Equipment	6,203	5,159
Finance Lease Right-of-Use Assets	457	225
	32,285	8,236
Accumulated Depreciation	(6,513)	(6,398)
Balance	$25,772	$1,838

During the three months ended March 31, 2026, the Company’s depreciation expense on buildings and equipment was $0.1 million (March 31, 2025: $0.03 million).

5.Leases

a.	Finance Leases

We have entered into various lease agreements, primarily for equipment at our operations, which we have determined to be finance leases.

At March 31, 2026, the total liability associated with the finance leases was $0.4 million (December 31, 2025: $0.2 million), with $0.1 million (December 31, 2025: $0.1 million) of the liability classified as current and $0.3 million (December 31, 2025: $0.1 million) classified as non-current. The assets related to these finance leases are recorded in Buildings and Equipment, net, on our consolidated balance sheets and totaled $0.4 million as of March 31, 2026 (December 31, 2025: $0.2 million), net of accumulated depreciation.

Expense through March 31, 2026 and March 31, 2025 related to finance leases included $0.02 million and $nil respectively, for amortization of the related assets, and $0.01 million and $nil, respectively, for interest expense.

Our finance leases as of March 31, 2026, had a weighted average remaining term of 3.4 years and a weighted average discount rate of 7.0%.

At March 31, 2026, the annual maturities of finance lease commitments, including interest, were (in thousands of U.S. Dollars):

Remainder of 2026	$107
2027	143
2028	134
2029	84
2030	9
Total	477
Less: effect of interest	(54)
Finance lease liability	$423

b.	Operating Leases

We have entered into various lease agreements, primarily for our corporate offices and land at our operations, which we have determined to be operating leases.

As of March 31, 2026, the total liability balance associated with the operating leases was $3.1 million (December 31, 2025: $0.03 million), with $0.7 million (December 31, 2025: $0.03 million) of the liability classified as current and $2.4 million (December 31, 2025: $nil) classified as non-current. The right-of-use assets for our operating leases totaled $3.1 million as of March 31, 2026 (December 31, 2025: $0.03 million).

Through March 31, 2026 and 2025, operating lease expense, and cash paid for operating leases included in net cash provided by operating activities, totaled $0.08 million and $0.02 million, respectively.

Our operating leases as of March 31, 2026 had a weighted-average remaining term of 4.16 years and a weighted average discount rate of 8.5%.

At March 31, 2026, the annual maturities of undiscounted operating lease payments, were (in thousands of U.S. Dollars):

Remainder of 2026	$703
2027	895
2028	908
2029	590
2030	553
2031	117
Total	3,766
Less: effect of discounting	(626)
Operating lease liability	$3,140

6.Shareholders’ Equity

a.	Authorized
●	Unlimited number of common shares without par value.
●	Unlimited number of first preferred shares without par value.
●	Unlimited number of second preferred shares without par value.
b.	Share-based compensation

On March 8, 2021, the Corporation adopted the Omnibus Equity Incentive Plan (the “Plan”) to provide the Corporation with share-related mechanisms to attract, retain and motivate qualified directors, employees and consultants of the Company and its subsidiaries, to reward such of those directors, employees and consultants as may be granted awards under this Plan by the Board from time to time for their contributions toward the long-term goals and success of the Corporation and to enable and encourage such directors, employees and consultants to acquire shares as long-term investments and proprietary interests in the Corporation. The Plan was approved by the Corporation’s shareholders on April 16, 2021. On May 16, 2024, the Corporation’s shareholders approved an amendment to the Plan to increase the aggregate number of common shares available for the grant of awards under the Plan.

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

Pursuant to the terms of the Plan, unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met, termination by the Company without cause and upon death or disability. Certain executives of the Company are also party to employment agreements which provide for vesting of unvested units upon a termination of employment by the executive for good reason and upon the consummation of a change in control of the Company.

Share-based compensation was recognized in the unaudited condensed consolidated statements of operations as follows:

	Three months ended March 31,
In thousands of U.S. Dollars	2026	2025
Exploration and pre-development	$749	$543
General and administration	1,006	673
Total	$1,755	$1,216

Share purchase options

The following table summarizes activity for share purchase option activity awarded under the Omnibus Equity Incentive Plan (the “Plan”) that vest over the required service period of the participant:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2024	695,500	$10.88
Options expired	(11,000)	6.20
Options exercised	(396,500)	11.22
Balance December 31, 2025	288,000	$10.59
Options expired	(20,000)	11.80
Options exercised	(223,000)	10.78
Options cancelled or forfeited	(45,000)	9.13
Balance March 31, 2026	—	$—

No options were granted during the three months ended March 31, 2026 and March 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company’s total share-based compensation from options was $nil.

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2024	871,728	$3.28
Granted	266,564	9.42
Distributed (vested)	(470,091)	3.58
Cancelled	(121,587)	4.68
Unvested, December 31, 2025	546,614	$5.70
Granted	132,287	30.52
Distributed (vested)	(178,627)	4.10
Cancelled	(1,844)	9.78
Unvested, March 31, 2026	498,430	$12.85

During the three months ended March 31, 2026, the Company awarded 132,287 RSUs (March 31, 2025: 248,777 RSUs) with a weighted average grant date fair value of $30.52 per RSU (March 31, 2025: $8.35) or approximately $4.0 million in total (March 31, 2025: $2.1 million).

During the three months ended March 31, 2026, the fair value of RSU awards distributed was approximately $5.5 million (March 31, 2025: $3.9 million).

During the three months ended March 31, 2026, the Company recognized $0.6 million (March 31, 2025: $0.4 million) in compensation expense related to RSUs and expects to record an additional $4.6 million in compensation expense over a weighted average remaining vesting period of 1.8 years.

Unvested units as of March 31, 2026 are expected to vest as follows:

Remainder of 2026	153,208
2027	195,185
2028	106,058
2029	43,979
Total	498,430

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2024	1,057,443	$5.61
Granted	193,481	13.56
Added by performance factor	246,318	6.99
Distributed	(687,081)	(6.40)
Cancelled	(177,269)	(6.97)
Unvested, December 31, 2025	632,892	$7.34
Granted	123,852	50.70
Added by performance factor	130,788	5.98
Distributed	(424,034)	6.13
Cancelled	(769)	13.64
Unvested, March 31, 2026	462,729	$19.66

During the three months ended March 31, 2026, the Company recognized $0.5 million (March 31, 2025: $0.6 million) in compensation expense related to PSUs and MPSUs and expects to record an additional $7.5 million in compensation expense over a weighted average remaining vesting period of 2.7 years.

During the three months ended March 31, 2026, the fair value of PSUs distributed was $12.8 million (March 31, 2025: $4.2 million).

The PSUs and MPSUs are expected to vest as follows:

Remainder of 2026	58,500
2027	152,761
2028	115,730
2029	135,738
Total	462,729

PSUs: The PSUs vest upon completion of the performance period and specific performance conditions set forth for each individual grant for individually defined reporting and operating measurement objectives. The Company determines the factor to be applied to that target number of PSUs, with such percentage based on level of achievement of the performance conditions. Upon the achievement of the conditions, any unvested PSUs become fully vested.

During the three months ended March 31, 2026 and March 31, 2025, the Company awarded no PSUs.

Market-based PSUs: During the three months ended March 31, 2026 and 2025, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three-year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the three months ended March 31, 2026, the Company awarded 123,852 MPSUs (2025: 176,481 MPSUs) that had a weighted grant date fair value of $50.70 (2025: $12.53) per MPSU or approximately $6.3 million (2025: $2.2 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

	2026	2025
Grant date fair value	$50.70	$12.53
Risk-free interest rate	3.52%	4.15%
Expected term (in years)	3.0	3.0
Expected share price volatility	58.55%	55.16%
Expected dividend yield	Nil	Nil

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

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan that vest on the date of grant and settle upon the participant’s separation from service:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2024	341,681	$3.79
Granted	36,360	11.24
Distributed	(30,783)	3.46
Outstanding, December 31, 2025	347,258	$4.60
Granted	20,832	29.74
Distributed	—	—
Outstanding, March 31, 2026	368,090	$6.02

Under the Plan, the Company may issue DSUs to non-employee directors. During the three months ended March 31, 2026, 20,832 (March 31, 2025: 27,573) share units with a grant date fair value of $0.6 million (March 31, 2025: $0.2 million) were granted to the non-employee directors and the related compensation expense was charged to general and administration in the consolidated statements of operations.

7.Reclamation Liabilities

a.Administrative Settlement Agreement and Order on Consent (“ASAOC”)

On January 15, 2021, the Company agreed to an ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021 and provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. At March 31, 2026, no further costs were accrued associated with this liability and there were no changes during the three months ended March 31, 2026 and 2025. See Note 9 below for additional details.

b.Asset Retirement Obligation (“ARO”)

Below is a reconciliation as of March 31, 2026 and 2025 of the ARO for the Project which is included in our estimated costs to reclaim environmental disturbance to date of $0.6 million and nil, respectively. The estimated reclamation and closure costs added in 2025 and 2026 were discounted using a credit adjusted, risk-free interest rate of 7.0% and an inflation rate of 2.7%.

	Three months ended March 31,
In thousands of U.S. Dollars	2026	2025
Balance at beginning of period	$534	$—
Additions and changes to estimates	14	—
Accretion	10	—
Balance at end of period	$558	$—

Current portion	$—	$—
Non-current portion	558	—
Balance	$558	$—

8.Government Grants

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

During the three months ended March 31, 2026 and 2025, grant income included the following:

In thousands of U.S. Dollars	Three months ended March 31,
Government Grant	2026	2025
DPA	$—	$6,101
DOTC	997	282
Total	$997	$6,383

At March 31, 2026 and December 31, 2025, grant receivable, which is included in receivables on the consolidated balance sheets, include the following:

In thousands of U.S. Dollars	March 31,	December 31,
Government Grant	2026	2025
DPA	$—	$—
DOTC	997	305
Total	$997	$305

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

During the three months ended March 31, 2026 and 2025, the Company recorded grant income of $nil and $6.1 million, respectively, for certain costs incurred. The TIA expired on June 16, 2025. All available funds under the TIA were disbursed and no additional funds are available under the program.

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

During the three months ended March 31, 2026 and 2025, the Company recorded grant income of $1.0 million and $0.3 million, respectively, for certain costs incurred and the 12% fee income earned on costs incurred.

9.           Commitments and Contingencies

See Note 9 – Commitments and Contingencies to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, for additional details regarding the Company’s commitments.

a.	Mining Claim Assessments

The Company currently holds mining claims and mill sites for which it has an annual assessment obligation of $0.3 million to maintain the claims in good standing. The Company is committed to these payments indefinitely.

b.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of March 31, 2026, the option payments due on these properties during 2026 is $0.03 million. The agreements include options to extend.

c.	Financial Assurance

In the fourth quarter of 2025, in connection with the conditional Notice to Proceed from the USFS for the Stibnite Gold Project, which required the Company to post joint construction phase financial assurance agreed to by the USFS, Idaho Department of Lands (“IDL”) and U.S. Army Corps of Engineers (“USACE”), the Company entered into multiple related financial agreements to satisfy the financial assurance requirements necessary to commence construction. The Company’s financial assurance obligations may be adjusted by applicable regulators to reflect changes to reclamation costs as construction proceeds. Financial assurance obligations are also subject to adjustment when the Project transitions to operations. There were no changes in financial assurance during the three months ended March 31, 2026.

d.	Vendor Deposits - Idaho Power Company

The Company has entered into various agreements with Idaho Power Company (“IPCo”) since the first quarter of 2025 to procure long lead equipment and advance engineering required to increase the electrical capacity to the plant. The Company is responsible for paying relevant costs incurred by IPCo with payment dates and amounts adjusted to reflect specific contracts entered into by IPCo. Changes in the IPCo deposit during the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
In thousands of U.S. Dollars	2026	2025
Balance at beginning of period	$15,222	$—
Deposits	—	18,759
Costs incurred - expense	(1,202)	(4)
Balance at end of period	$14,020	$18,755

Current portion	$14,020	$18,755
Non-current portion	—	—
Balance at end of period	$14,020	$18,755

e.	Vendor Deposits - ATCO

In the third quarter of 2025, the Company entered into a camp supply and installation agreement with ATCO Structures & Logistics (USA) Inc. (“ATCO”) for the design, construction and installation of a 1,010-person turnkey camp accommodation and site package. Changes in the ATCO deposit during the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
In thousands of U.S. Dollars	2026	2025
Balance at beginning of period	$12,350	$—
Costs incurred – asset	(4,368)	—
Balance at end of period	$7,982	$—

Current portion	$7,982	$—
Non-current portion	—	—
Balance at end of period	$7,982	$—

f.	Stibnite Foundation

The Stibnite Foundation (“Foundation”) was established in February 2019 to support projects that benefit the communities surrounding the Stibnite Gold Project and created through the execution of the community agreement (the “Community Agreement”), dated November 30, 2018, by and among Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho. There were no changes in Foundation payments or commitments during the three months ended March 31, 2026.

g.	Legal Update

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

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the Tribe’s CWA claims. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice will be entered after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the Company anticipates that the parties will submit a stipulation for dismissal with prejudice to the District Court. The Company recognized an expense of $5.0 million during the second quarter of 2023. During the three months ended March 31, 2026, the Company paid $nil towards this settlement obligation (March 31, 2025 - $nil). As of March 31, 2026, CWA settlement payable current portion is $1.0 million with the remaining $1.0 million classified as long-term.

The voluntary ASAOC entered into by the Company, the U.S. EPA, and the USDA required numerous early cleanup actions (referenced as “Phase 1” in the ASAOC) relating to legacy environmental conditions left by other mining companies. The Company began the Phase 1 activities in 2022. As of March 31, 2026, the Company determined it had completed all Phase 1 response actions required by the ASAOC and filed necessary reports (called Removal Action Completion Report (“RACR”) in the ASAOC) with the U.S. EPA and USDA with respect to such completion. Pursuant to the terms of the ASAOC, the Company’s Phase 1 work will not be considered complete until U.S. EPA and USDA have approved the RACR submitted by the Company. As of March 31, 2026, the RACR remains under review by the federal agencies and no further costs were accrued associated with this Phase 1 liability. The ASAOC includes a process under which the Company and the signatory federal agencies will evaluate whether the Company will proceed with additional response actions after federal agencies confirm that the Phase 1 work has been completed in accordance with the ASAOC requirements. The scope of any such potential additional actions following the completion of Phase 1 and their costs have not yet been determined.

Following the USFS’ publication of the ROD and Final Environmental Impact Statement Errata (the “FEIS”) approving the mine plan for the Project, a lawsuit was filed in the U.S. District Court for the District of Idaho against the USFS, the USDA and other federal agencies on February 18, 2025, in the United States District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process (“Federal Environmental Case”). Among other remedies, the claimants seek to vacate the ROD, Final Biological Opinions (issued by the U.S. Fish & Wildlife Service and National Marine Fisheries Service), and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on April 2, 2025.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture, and other federal agencies in the U.S. District Court for the District of Idaho the challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of the NEPA and other federal statutes, regulations, rules and requirements in the regulatory review and approval process in of the Project (“Federal NPT Case”). Among other remedies, the Tribe seeks to vacate the USFS ROD and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025.

The U.S. District Court on October 2, 2025, issued a general order staying all civil cases listed in the order due to the partial shutdown of the federal government over appropriations for the government. The list included the Federal Environmental Case and Federal NPT Case. This stay did not affect the validity of the USFS ROD or any of the other approvals challenged in either of these lawsuits, and all such approvals remain in effect. After the partial shutdown of the federal government ended, the District Court lifted the stay and new scheduling orders were entered in both of these lawsuits challenging the ROD and other approvals of the Project issued by federal agencies. The scheduling order in the Federal Environmental Case required all dispositive motions and briefs to be filed by all parties before the end of January 2026. As of January 20, 2026, all briefs had been submitted. The scheduling order in the Federal NPT Case requires all dispositive motions and briefs to be filed by all parties before the end of June 2026. These two lawsuits remain pending.

On May 8, 2026, the plaintiffs in the Federal Environmental Case filed a motion for a preliminary injunction seeking to delay certain planned construction activities for the Project. The plaintiffs’ motion expressly excluded early works construction activities that were contemplated under previously agreed stipulations between the plaintiffs and the Company and those activities remain ongoing. A decision from the Court on the motion is expected swiftly as plaintiffs in their motion requested a decision by May 30, 2026, and the Court has set a hearing on the motion for May 28, 2026. The Company believes that this motion and the underlying lawsuit are without merit and intends to vigorously oppose the motion. The Company, however, cannot predict the outcome the Court’s decision. If the requested relief is granted, it could delay or restrict further implementation of the Project. As to the merits of the Federal Environmental Case and the Federal NPT Case, the Company believes the USFS ROD and other federal regulatory processes challenged in these lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, the District Court has not yet ruled on these lawsuits, and the Company cannot predict the outcome or timing of the Court’s ultimate decision on the merits, or in any interim proceedings, in the Federal Environmental Case or the Federal NPT Case. There can be no assurance that the Project approvals challenged in those two lawsuits will be upheld upon judicial review or that the Company will be successful in defending against the challenges raised in the two lawsuits, including the pending motion for a preliminary injunction in the Federal Environmental Case.

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

On March 20, 2025, a putative federal class action lawsuit was filed in the U.S. District Court for the District of Idaho against the Company and certain of its officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The claim, captioned Barnes et al. v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements during the period from April 17, 2024 to February 13, 2025 regarding the Company’s expected capital expenditures for the Stibnite Gold Project. On June 6, 2025, two new plaintiffs filed a joint stipulation seeking to be appointed co-lead plaintiffs, which was granted by the District Court on June 16, 2025. The plaintiffs filed an amended complaint on August 15, 2025. The amended complaint seeks unspecified compensatory damages. The District Court has issued a scheduling order in this case requiring various procedural and substantive motions to be filed by the parties prior to the end of 2025. The Company filed a motion to dismiss the plaintiffs’ amended complaint on September 30, 2025. As of March 31, 2026, all briefs of all parties had been submitted in connection with this motion. The District Court has not ruled on the motion to dismiss, and this lawsuit remains pending. The Company believes that the claim is without merit and intends to vigorously defend itself. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

10.Segment Reporting

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

	Three months ended March 31,
In thousands of U.S. Dollars	2026	2025
Consulting and labor costs	$7,238	$2,896
Engineering	31,528	5,341
Environmental and reclamation	25	177
Field office and drilling support	10,119	1,384
Legal and sustainability	1,228	505
Permitting	2,960	2,791
Total Exploration and Pre-Development	$53,098	$13,094

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 and 2025 with our unaudited condensed consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Perpetua Resources Corp. (formerly Midas Gold Corp.) was incorporated on February 22, 2011 under the Business Corporations Act (British Columbia). The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA. The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project. The Corporation currently operates in one segment: mineral exploration and development in the United States. The registered and records office of Perpetua Resources is located at Suite 2501-550 Burrard St, Vancouver, BC, V6C 2B5, Canada and the corporate head office is located at Suite 201-405 S 8th St, Boise, ID 83702, USA.

2026 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country, and restore an abandoned brownfield site. Perpetua Resources’ focus for the remainder of 2026 is on the following:

●	Complete project financing, including closing an approximately $2.7 billion proposed senior secured long-term loan from U.S. EXIM, to finance the construction and development of the Project, described in the “Financing Activities” section below;
●	Finalize the remaining state permits;
●	Advance detailed engineering, contracting, procurement and execution planning to be ready to commence full construction in the second half of 2026;
●	Commence full construction of the Project following a final investment and construction decision for the Project in the second half of 2026;
●	Continue to expand the management team and workforce to support full-scale construction, detailed engineering and operations;
●	Advance commercial downstream antimony off-site processing and offtake agreements; and
●	Continue project-wide exploration and testing to further expand the Company’s gold and antimony resources and reserves, and validate potential tungsten opportunities at the Project; any such expansion and other opportunities may be subject to further environmental review and permitting requirements.

First Quarter 2026 and Recent Highlights

●	Posting of Congressional notice by U.S. EXIM Board for an approximately $2.7 billion proposed senior secured loan for the Project, expiration of the notification period, and anticipation of a final vote on the loan by the board of U.S. EXIM in the second quarter of 2026.
●	Zero lost time incidents or reportable environmental spills.
●	Publication of an updated technical report summary (“TRS”) in March 2026 and updated capital and operating expense estimates reflecting ongoing engineering, contracting and development through December 2025.
●	Received the final remaining Stream Alteration Permit from IDWR in January 2026 granting the Company’s application for certain rights to be used in connection with the Project.
●	Received the final IPDES permit for industrial wastewater discharges in January 2026 (currently subject to an automatic stay under Idaho regulations as described below in “Ancillary Permitting Update”).
●	Successful transition from Ausenco to Hatch as the EPCM for the Project’s processing plant and certain other scopes of work.

Financing Activities

The Company has continued to execute its comprehensive plan to finance construction of the Project since it was announced in June 2025. On March 30, 2026, the board of U.S. EXIM initiated the last formal step before a vote for final approval of an approximately $2.7 billion senior secured loan for the construction and development of the Project by unanimously agreeing to publish a notification to Congress with respect to the proposed loan. The 25-day notice period expired on April 24, 2026. The loan, if approved, is expected to be comprised of a direct loan of approximately $2.2 billion for construction of the Project, financial assurance and certain discretionary corporation and exploration costs, and the remainder representing capitalized interest and fees. If approved by the board of U.S. EXIM in the amount indicated, the Company would have sufficient capital, together with $669.5 million of cash on hand as of March 31, 2026, to finance the estimated direct capital costs of $2,576 million to construct the Project, (based on the capital expenditures estimate as of December 31, 2025 in the TRS), as well as financial assurance and discretionary corporation and exploration costs. This action by the board of U.S. EXIM does not represent a financing commitment from U.S. EXIM. A final funding commitment, if any, is conditional upon the satisfaction of certain conditions, including final approval by the U.S. EXIM board and execution of definition loan documentation. The Company anticipates a final vote on the loan by the board of U.S. EXIM in the second quarter of 2026. The board of U.S. EXIM has included the Company’s loan on the agenda for the May 21, 2026, meeting of the board of U.S. EXIM. The agenda is subject to change by the board of U.S. EXIM at any time, and there can be no assurance that the board will vote to approve the loan at the May 21 meeting, at a different meeting, or at all. Funding under the loan (if approved) would be subject to the negotiation and execution of definitive loan documentation, satisfaction of conditions precedent and other customary closing requirements. There can be no assurance that definitive loan documentation will be executed on acceptable terms, or at all, or that the conditions to closing or funding will be satisfied in a timely manner, or at all, or that the final terms of the proposed financing will be consistent or that the amount will be sufficient for us to construct the Project. Perpetua continues to work with U.S. EXIM to advance the remaining due diligence, documentation and closing process. The amount and timing of any funding from U.S. EXIM remains uncertain and subject to conditions outside the Company’s control. See “Item 1A. Risk Factors.”

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

In addition, to facilitate satisfaction of construction phase financial assurance requirements, the Company entered into multiple related financial agreements with respect to the approximately $160 million construction phase financial assurance requirements. The Company’s financial assurance obligations may be adjusted by applicable regulators to reflect changes to reclamation costs as construction proceeds. Financial assurance obligations are also subject to adjustment when the Project transitions to operations. Any increased financial assurance obligations are expected to be financed using cash on hand, the U.S. EXIM loan or other available sources of capital.

See additional details in the “Liquidity and Capital Resources” section below.

Engineering, Contracting and Construction Activities

Since August 2025, the Company has accelerated construction and operational readiness and contracting activities. Recent updates include:

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

After posting required construction phase financial assurance with the USFS, IDL and USACE and receiving confirmation from those agencies of approval of this construction phase financial assurance on September 20 and 21, 2025, the Company commenced early works construction on certain activities for the Project as authorized by the USFS, IDL and USACE. Early works construction activities are limited to those activities permitted under the authorizations issued by the USFS, IDL and USACE, the terms of the financial assurance agreements, and the voluntary stipulations entered into by PRII and the plaintiffs in the two pending cases in federal district court challenging the USFS ROD and other federal agency approvals referenced above, which stipulations are further described under “NEPA Permitting Activities” below. The Company intends to continue progressing these early works construction activities during the pendency of the recently filed preliminary injunction motion in the Federal Environmental Case described under “NEPA Permitting Activities” below.

The Company is currently focused on advancing the Project towards a final investment and construction decision for the Project in the second half of 2026.

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

Following the USFS’ publication of the ROD and FEIS approving the Modified Mine Plan for the Project, a lawsuit was filed against the USFS, USDA and other federal agencies on February 18, 2025, in the United States District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process (“Federal Environmental Case”). Among other remedies, the claimants seek to vacate the ROD issued by the USFS, the Final Biological Opinions issued by the U.S. Fish and Wildlife Service and the National Marine Fisheries Service on September 6, 2024, and October 7, 2024, respectively (together, the “Final Biological Opinions”) and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on April 2, 2025.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture and other federal agencies in the U.S. District Court for the District of Idaho challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of NEPA and other federal statutes, regulations, and requirements in the regulatory review and approval process for the Project. Among other remedies, the Tribe seeks to vacate the USFS ROD and other regulatory approvals and to enjoin any further implementation of the Project (“Federal NPT Case”). PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025.

The U.S. District Court on October 2, 2025 issued a general order staying all civil cases listed in the order due to the partial shutdown of the federal government over appropriations for the government. The list included Federal Environmental Case and Federal NPT Case. This stay did not affect the validity of the USFS ROD or any of the other approvals challenged in either of these lawsuits in connection with the Stibnite Gold Project, and all such approvals remain in effect. After the partial federal government shutdown ended, the District Court lifted the stay and new scheduling orders were entered in both of these lawsuits challenging the ROD and other approvals of the Project issued by federal agencies. The scheduling order in the Federal Environmental Case required all procedural and dispositive motions to be filed before the end of January 2026. As of January 20, 2026, all briefs had been submitted. The scheduling order in the Federal NPT Casee required to be filed before the end of June 2026. These two lawsuits remain pending.

As to the merits of the Federal Environmental Case and the Federal NPT Case, the Company believes the USFS ROD and other federal regulatory processes in these lawsuits, were conducted thoroughly and completely by the relevant federal regulatory agencies. However, the District Court has not yet ruled on these lawsuits and the Company cannot predict the outcome or timing of the Court’s ultimate decision on the merits, or in any interim proceedings, in the Federal Environmental Case or the Federal NPT Case. There can be no assurance that the Project approvals challenged in those two cases will be upheld upon judicial review or that the Company will be successful in defending against the challenges raised in the two lawsuits, including the pending motion for a preliminary injunction in the Federal Environmental Case.

On May 19, 2025, the USACE issued the CWA Section 404 permit for the Project, which included the Compensatory Mitigation Plan. USACE was a part of the review process as a cooperating agency since the Company began the federal NEPA process after filing the CWA Section 404 permit application in 2023. The CWA Section 404 permit was the last remaining federal permit needed to advance the Project towards full construction. On October 21, 2025, USACE issued a letter to the Company confirming that the conditions set forth in the CWA Section 404 permit necessary to begin construction, including posting of construction phase financial assurance, had been met.

Before early works construction commenced as described in the “Engineering, Contracting and Construction Activities” section above, the Company entered into voluntary stipulations with the plaintiffs in the two above-mentioned federal lawsuits. Those stipulations provided for certain restrictions on the early works construction activities for the Project until February 1, 2026, after which the stipulations would terminate on 30-days’ notice by the Company to the plaintiffs. In exchange for the Company’s commitments to these restrictions, the plaintiffs in each case agreed not to seek a preliminary injunction against development of the Project in conformance with the stipulations during the restriction period that will end when the stipulations terminate. These stipulations were filed with the U.S. District Court for the District of Idaho in the two federal lawsuits. On March 16, 2026, the Company provided notice to the plaintiffs that the above-referenced stipulation restriction period will end 30 days from such notice. Accordingly, as of April 16, 2026, the construction restrictions provided in these stipulations in the two federal lawsuits no longer were in effect.

Following the Company’s notice on March 16, 2026 relating to expiration of the above-referenced stipulations, on May 8, 2026 the plaintiffs in the Federal Environmental Case filed a motion for a preliminary injunction seeking to delay certain planned construction activities for the Project. The plaintiffs’ motion expressly excluded early works construction activities that were contemplated under the previously agreed stipulations that have now expired as described above. These early works activities remain ongoing. A decision from the Court on the motion is expected swiftly as plaintiffs in their motion requested a decision by May 30, 2026, and the Court has set a hearing on the motion for May 28, 2026. The Company believes that this motion and the underlying lawsuit are without merit and intends to vigorously oppose the motion. The Company, however, cannot predict the outcome of the Court’s decision. If the requested relief is granted, it could delay or restrict further implementation of the Project.

Ancillary Permitting Update

With receipt of all federal permits, the Company is focused on advancing the Project towards full construction, including finalizing the remaining state permits and securing project financing. Recent permitting updates include:

●	In May 2024, the IDEQ issued its final CWA Section 401 Water Quality Certification for the Project (the “Certification”). In the second quarter of 2024, certain parties initiated a state administrative challenge to the Certification that will require a contested case hearing on certain issues. In March 2025, IDEQ provided a notice of intent to modify its original Certification. IDEQ released its draft modification for public comment in July 2025. Consistent with its prior public announcement, IDEQ issued a final modified Certification on April 10, 2026. With regard to the pending contested case proceeding, the original scheduling order was vacated in light of the IDEQ’s modification actions, and a new hearing date has not yet been set.
●	IDEQ issued air permit to construct (“PTC”) in 2022. After the permit was issued, certain parties initiated various administrative challenges under state law. On May 27, 2025, the Idaho Board of Environmental Quality (“IBEQ”) released its final order rejecting petitioners’ appeal from the hearing officer’s decision in favor of the Company and the IDEQ with respect to the PTC. In May 2025, the petitioners also filed a motion for reconsideration asking the IBEQ to reverse its previous decision (in May 2024) approving the air compliance boundaries set by IDEQ in the PTC, which motion was rejected by IBEQ on June 27, 2025.

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

Previously submitted applications for certain regulatory approvals are continuing through the administrative review process. These include the Company’s application to IDEQ for an IPDES sanitary wastewater discharge permit and the IDEQ’s modification of the Clean Water Act Section 401 Certification described above. The Company anticipates an IDEQ decision on the IPDES sanitary permit in Q2 2026. The status of IDEQ’s process on the modification of the Section 401 Certification is described above in this section. Applications to IDEQ for approval of certain drinking water systems also are pending. The IDEQ approvals are anticipated in 2027 after Project construction has advanced to the stage where the final designs for the systems will be prepared.

Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025

	For the three months ended March 31,
In thousands of U.S. Dollars	2026	2025
EXPENSES
Exploration and pre-development	53,098	13,094
General and administration	3,351	1,835
Depreciation	115	31
OPERATING LOSS	56,564	14,960

OTHER EXPENSES (INCOME)
Grant income	(997)	(6,383)
Interest income	(6,919)	(378)
Other expenses (income)	(21)	6
Total other expenses (income)	(7,937)	(6,755)

NET LOSS	$48,627	$8,205

Net Loss

Net loss for the three months ended March 31, 2026 was $48.6 million compared with a net loss of $8.2 million for the three months ended March 31, 2025. The increase compared to the prior year period was primarily attributable to a $40.0 million increase in exploration and pre-development expense and a $5.4 million decrease in grant income, partially offset by a $6.5 million increase in interest income.

Exploration and Pre-Development

This expense relates to all exploration and evaluation expenditures related to the Stibnite Gold Project, including labor, drilling, field operations, engineering, permitting, environmental, legal and sustainability costs. Exploration and pre-development expenses during the three months ended March 31, 2026 were $53.1 million, which was $40.0 million higher than the 2025 comparative period, primarily due to an increase in spend following financings, financial assurance posting and commencement of early works. See additional details in the table below:

	For the three months ended March 31,
In thousands of U.S. Dollars	2026	2025
Consulting and labor cost	$7,238	$2,896
Engineering	31,528	5,341
Environmental and reclamation	25	177
Field operations and drilling support	10,119	1,384
Legal and sustainability	1,228	505
Permitting	2,960	2,791
Total Exploration and Pre-Development	$53,098	$13,094

General and Administration

These expenses include corporate salaries and benefits, director fees, professional fees, shareholder and regulatory, and other operating expenses. General and administrative expenses for the three months ended March 31, 2026 were $3.4 million, which was $1.5 million more than the 2025 comparative period, primarily due to higher short term incentive payments approved by the Board of Directors to recognize milestones achieved and increased legal review and filing fees for the TRS, S-3 and S-8.

Grant Income

This income is from funding grants awarded to the Company from the DOW to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income for the three months ended March 31, 2026 was $1.0 million, which was $5.4 million less than the comparable period in 2025 due to the DPA funding being exhausted in May 2025.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income for the three months ended March 31, 2026 was $6.9 million, which was higher than the comparable period in 2025 due to higher average cash balances.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of March 31, 2026, Perpetua Resources had $669.5 million in cash and cash equivalents, $59.6 million in restricted cash equivalents, $3.0 million in receivables, $4.1 million in prepaid expenses, $22.0 million in current deposits, and $32.4 million in trade and other payables. See additional discussion in “Capital Resources” section below.

The Company’s short-term liquidity needs include costs related to ongoing permitting, financial assurance, engineering, project financing, general corporate and administrative costs as the Company prepares for a final investment and construction decision for the Project in the second half of 2026, as well as certain early works construction activities and down payments on long-lead items approved for early investment. Short-term liquidity needs also include financial obligations under the various contracts entered into for early works construction, including the IPCo contract, the ATCO contract and other vendor obligations described in the “Commitments” section below. The Company expects to finance these costs using cash on hand and, when available, funds available from the U.S. EXIM loan.

Long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $2,576 million as of December 31, 2025, according to the TRS, and to fund reclamation financial assurance, debt service and other discretionary corporate and exploration costs. See additional discussion in the “Liquidity” section below.

Capital Resources

From June through December 2025, the Company raised $862 million in aggregate gross proceeds from several equity offerings. The proceeds of these offerings are expected to be used to fund engineering, construction, procurement, financial assurance and other costs as part of the equity requirements for the proposed U.S. EXIM financing, with additional funds, if any, intended to support exploration and pre-development activities, working capital and general corporate purposes. The Company expects to use the proceeds from the exercise of the warrants, if any, to support exploration and pre-development activities, working capital and for general corporate purposes.

Proposed Project Financing from U.S. EXIM

On March 30, 2026, the board of U.S. EXIM initiated the last formal step before a vote for final approval of an approximately $2.7 billion senior secured loan for the construction and development of the Project by unanimously agreeing to publish a notification to Congress with respect to the proposed loan. The 25-day notice period expired on April 24, 2026. The loan, if approved, is expected to be comprised of a direct loan of approximately $2.2 billion for construction of the Project, financial assurance and certain discretionary corporation and exploration costs, and the remainder representing capitalized interest and fees. If approved by the board of U.S. EXIM in the amount indicated, the Company would have sufficient capital, together with $669.5 million of cash on hand as of March 31, 2026, to finance the estimated direct capital costs of $2,576 million to construct the Project, (based on the capital expenditures estimate as of December 31, 2025 in the TRS), as well as financial assurance and discretionary corporation and exploration costs. This action by the board of U.S. EXIM does not represent a financing commitment from U.S. EXIM. A final funding commitment, if any, is conditional upon the satisfaction of certain conditions, including final approval by the U.S. EXIM board and execution of definition loan documentation. The Company anticipates a final vote on the loan by the board of U.S. EXIM in the second quarter of 2026. The board of U.S. EXIM has included the Company’s loan on the agenda for the May 21, 2026, meeting of the board of U.S. EXIM. The agenda is subject to change by the board of U.S. EXIM at any time, and there can be no assurance that the board will vote to approve the loan at the May 21 meeting, at a different meeting, or at all. Funding under the loan (if approved) would be subject to the negotiation and execution of definitive loan documentation, satisfaction of conditions precedent and other customary closing requirements. There can be no assurance that definitive loan documentation will be executed on acceptable terms, or at all, or that the conditions to closing or funding will be satisfied in a timely manner, or at all, or that the final terms of the proposed financing will be consistent or that the amount will be sufficient for us to construct the Project. Perpetua continues to work with U.S. EXIM to advance the remaining due diligence, documentation and closing process. The amount and timing of any funding from U.S. EXIM remains uncertain and subject to conditions outside the Company’s control.

Government Funding

The Company has been awarded government grants by the DOW. Since December 2022, the Company has received $59.2 million in funding under the TIA under Title III of the DPA. The TIA expired on June 16, 2025, and no additional funds are available under the program. The Company also has an ongoing contract under an OTIA with the DOW through DOTC for up to $22.4 million. See Note 8 to the Condensed Interim Consolidated Financial Statements for additional information regarding these grants. The Company continues to evaluate other U.S. government funding opportunities, including programs available through the DOW.

Commitments

See Note 9 – Commitments and Contingencies to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, for additional details regarding the Company’s commitments. Expected commitment costs are included in the approved budget and capital costs discussed in the “Liquidity” section below.

Mining Claim Assessments

The Company currently holds mining claims and mill sites for which it has an annual assessment obligation of $0.3 million to maintain the claims in good standing. The Company is committed to these payments indefinitely.

Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain the option to purchase these properties. As of March 31, 2026, the option payments due on these properties during 2026 is $0.03 million. The agreements include options to extend.

Financial Assurance

In the fourth quarter of 2025, in connection with the conditional Notice to Proceed from the USFS for the Stibnite Gold Project, which required the Company to post joint construction phase financial assurance agreed to by the USFS, IDL and the USACE, the Company entered into multiple related financial agreements to satisfy the financial assurance requirements necessary to commence construction. The Company’s financial assurance obligations may be adjusted by applicable regulators to reflect changes to reclamation costs as construction proceeds. Financial assurance obligations are also subject to adjustment when the Project transitions to operations. Any increased financial assurance obligations are expected to be financed using cash on hand, the project financing loan or other available sources of capital.

Vendor Deposits - Idaho Power Company

The Company has entered into agreements with Idaho Power Company (“IPCo”) since the first quarter of 2025 to procure long lead equipment and advance engineering required to increase the electrical capacity to the plant. The Company is responsible for paying relevant costs incurred by IPCo with payment dates and amounts adjusted to reflect specific contracts entered into by IPCo.

Vendor Deposits - ATCO

In the third quarter of 2025, the Company entered into a camp supply and installation agreement with ATCO Structures & Logistics (USA) Inc. (“ATCO”) for the design, construction and installation of a 1,010-person turnkey camp accommodation and site package. Remaining payments are expected to be made monthly through April 2027.

Vendor Deposits – Other

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

Liquidity

In February 2026, the Board of Directors approved a budget for the first half of 2026 to continue the progress made during 2025 on permits, financing, and early works construction activities. This budget includes expenditures related to early works construction activities that commenced in the fall of 2025 following receipt of necessary permits and approvals. Our anticipated expenditures for the first half of 2026 are approximately $328 million which includes $224 million for detailed engineering, design work and down payments on long lead time equipment, $76 million for field operations and site early works, $4 million for exploration, $20 million for permit compliance, legal and other project costs, and $4 million for corporate costs. These costs are expected to be incurred prior to closing of the U.S. EXIM loan (if successful) and final investment and construction decision. Board approved costs are expected to be funded from cash on hand and are subject to change due to various factors such as cost over-runs, litigation, weather events, or other unbudgeted events. The Board expects to approve the full 2026 budget during the second half of 2026 in connection with completion of the project financing and final investment and construction decision in the second half of 2026. The Company believes it has sufficient cash on hand to cover expenses incurred and expected to be incurred until the final investment and construction decision and has flexibility to adjust planned activities through the next twelve months based on available funds if the project financing is delayed.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates subsequent to December 31, 2025. For a discussion of the Company’s critical accounting estimates for the fiscal year ended December 31, 2025, please see our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As at March 31, 2026, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments are exposed to certain financial risks, including credit, liquidity, commodity price and foreign currency risks.

Credit Risk

Concentration of credit risk exists with respect to our cash, cash equivalents, and restricted cash equivalents. Cash, cash equivalents, and restricted cash equivalents are substantially held in U.S. dollars at Royal Bank of Canada and The Bank of Nova Scotia.

Liquidity Risk

Liquidity risk is the risk that we will not be able to meet its financial obligations as they fall due. Our approach to managing liquidity is to evaluate current and expected liquidity requirements under both normal and stressed conditions to estimate and maintain sufficient reserves of cash and cash equivalents to meet its liquidity requirements in the short and long term. We prepare annual budgets, which are regularly monitored and updated as considered necessary.

Commodity Price Risk

The economic viability of the Project, and our ability to finance, develop, and ultimately operate the Project, will depend in significant part on the market price of gold. Gold prices are quoted on major commodities markets and can be volatile. The market price of gold is influenced by numerous factors, including international economic and political conditions, expectations of inflation, currency exchange rate fluctuations, interest rates, central bank activity, global or regional demand patterns, speculative and investment activity, the level of global mine production, the availability of scrap supply, and developments in mining, processing, and other technologies affecting gold supply or demand.

Foreign Currency Exchange Rate Risk

We operate in both the U.S. and Canada. Foreign currency exposure relates to transactions in currencies other than the functional currencies of our operations. We raise funds in U.S. dollars, incur expenditures substantially in U.S. dollars, and hold cash substantially in U.S. dollars. As of March 31, 2026, our most significant foreign currency exposures were between the U.S. Dollar and the Canadian Dollar, primarily on corporate general and administrative costs incurred in Canada.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. EPA and the USDA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Company agreed to dismiss its pending action in the CWA case against the USFS without prejudice. On August 8, 2023, the Company and the Nez Perce Tribe filed the Settlement Agreement to resolve the Tribe’s CWA claims. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice will be entered after completion of Perpetua’s required payments. All required payments to date have been made timely pursuant to the terms of the Settlement Agreement. As of March 31, 2026, the current portion of the settlement was $1.0 million with the remaining $1.0 million classified as long-term.

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

Additionally, following the USFS’ publication of the FEIS and ROD approving the Modified Mine Plan for the Project, a lawsuit was filed against the USFS, the USDA and other federal agencies on February 18, 2025 in the United States District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process (“Federal Environmental Case”). Among other remedies, the claimants seek to vacate the ROD, Final Biological Opinions and other Project approvals and enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the district court on April 2, 2025.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture, and other federal agencies in the United States District Court for the District of Idaho the challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of NEPA and other federal statutes, regulations, and requirements in the regulatory review and approval process for the Project (“Federal NPT Case”). Among other remedies, the Tribe seeks to vacate the USFS ROD and other regulatory approvals, and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025.

The U.S. District Court on October 2, 2025 issued a general order staying all civil cases listed in the order due to the partial shutdown of the federal government over appropriations for the government. The list included the Federal Environmental Case and Federal NPT Case. This stay did not affect the validity of the USFS ROD or any of the other approvals challenged in either of these lawsuits in connection with the Stibnite Gold Project, and all such approvals remain in effect. After the partial shutdown of the federal government ended, the U.S. District Court lifted the stay and new scheduling orders were entered in both of these lawsuits challenging the ROD and other approvals of the Project issued by federal agencies. The scheduling order in the Federal Environmental Case required all dispositive motions and briefs to be filed by all parties before the end of January 2026. These motions and briefs have been filed.

The District Court has not ruled on any of the dispositive motions filed by the parties. The scheduling order in the Federal NPT requires all dispositive motions and briefs to be filed by all parties. before the end of June 2026. These two lawsuits remain pending.

On May 8, 2026, the plaintiffs in the Federal Environmental Case filed a motion for a preliminary injunction seeking to delay certain planned construction activities for the Project. The plaintiffs’ motion expressly excluded early works construction activities that were contemplated under previously agreed stipulations between the plaintiffs and the Company that are described in the NEPA Permitting Activities section, and these early works activities remain ongoing. A decision from the Court on the motion is expected swiftly as plaintiffs in their motion requested a decision by May 30, 2026, and the Court has set a hearing on the motion for May 28, 2026. The Company believes that this motion and the underlying lawsuit are without merit and intends to vigorously oppose the motion. The Company, however, cannot predict the outcome of the Court’s decision. If the requested relief is granted, it could delay or restrict further implementation of the Project.

As to the merits of the Federal Environmental Case and the Federal NPT Case, the Company believes the USFS ROD and other federal regulatory processes challenged in these lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, the District Court has not yet ruled on these lawsuits, and the Company cannot predict the outcome or timing of the Court’s ultimate decision on the merits, or in any interim proceedings, in the Federal Environmental Case or the Federal NPT Case. There can be no assurance that the Project approvals challenged in those two lawsuits including the pending motion for a preliminary injunction in the Federal Environmental Case.

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

The Idaho Board of Environmental Quality (“IBEQ”) published an order on May 27, 2025 upholding the air permit to construct (“PTC”) issued for the Project by the Idaho Department of Quality (“IDEQ”) in June 2022 and denying certain petitioners’ appeal from various administrative proceedings with respect to the PTC. The IBEQ on June 27, 2025 denied the petitioners’ motion for reconsideration. Thereafter, the petitioners filed a petition for judicial review in the Idaho state district court for the County of Ada against the IBEQ and IDEQ seeking to set aside the PTC as violative of applicable law and challenging the decisions of the IBEQ upholding the PTC. IDEQ and the IBEQ subsequently moved to dismiss the complaint on procedural grounds, and the court denied that motion and allowed the petitioners to amend their petition. The petitioners’ amended petition, which named the Company as well as IDEQ and the IBEQ as defendants, was served on the Company on or about September 23, 2025. The court subsequently entered an order dismissing the Board as a party and requiring all briefs of the parties to be filed by an outside date of January 16, 2026. All briefs from all parties were submitted by this date. The court has not yet ruled on the parties’ pending dispositive motions. The Company believes that the IDEQ and the IBEQ properly followed Idaho law in issuing the PTC. However, there can be no assurance that the PTC will be upheld upon judicial review.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ancillary Permitting Update” above for additional information relating to certain administrative challenges that have been initiated under Idaho law and are pending with respect to certain regulatory approvals issued by the Idaho Department of Environmental Quality.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. Except for the below, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our operations, including permits, currently are and in the future may be subject to legal challenges, which could result in adverse impacts to our business and financial condition.

Our mining, exploration and development operations, including Project construction and operations and the regulatory authorizations required for such activities, may be subject to legal challenges at the international, federal, state and local level by various parties. Such legal challenges may allege non-compliance with laws and regulations by regulatory agencies or the Company and may seek to invalidate permits or regulatory actions regarding the Project or future projects undertaken by the Company. Such proceedings also may seek temporary, preliminary or permanent injunctive relief that could restrict, delay or halt some or all Project activities while the underlying claims are pending. For example, on February 18, 2025 following the USFS’ publication of its ROD and FEIS authorizing the Project, subject to conditions such as approval of the mine plan of operations and other plans and posting of required financial assurance, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies by a number of claimants. The claims allege, among other things, violations of NEPA and other federal laws in the regulatory process and seek to vacate key governmental permits and enjoin any further implementation of the Project. On August 29, 2025, the Nez Perce Tribe filed similar claims against the USFS and other federal agencies in the U.S. District Court for the District of Idaho challenging the USFS ROD and other federal authorizations relating to the Project. The Court has granted PRII’s motion to intervene in both lawsuits which remain pending. On May 8, 2026, the plaintiffs in the Federal Environmental Case filed a motion for a preliminary injunction seeking to delay certain planned construction activities for the Project. The plaintiffs’ motion expressly excluded early works construction activities that were contemplated under previously agreed stipulations between the plaintiffs and the Company that are described in the NEPA Permitting Activities section, and these early works activities remain ongoing. A decision from the Court on the motion is expected swiftly as plaintiffs in their motion requested a decision by May 30, 2026, and the Court has set a hearing on the motion for May 28, 2026. The Company believes that this motion and the underlying lawsuit are without merit and intends to vigorously oppose the motion. The Company, however, cannot predict the outcome the Court’s decision. If the requested relief is granted, it could delay or restrict further implementation of the Project. Other legal challenges have been instituted, including a lawsuit in Idaho state court appealing from the issuance of an air permit to the Company for the Project by the IDEQ, a state administrative contested case proceeding challenging the IDEQ’s Clean Water Act Section 401 water quality certification and an additional state administrative challenge contesting IDEQ’s issuance of Idaho Pollutant Discharge Elimination System industrial wastewater discharge permit. While the Company believes the federal and state regulatory processes in respect of the Project have been conducted thoroughly and completely by the relevant federal regulatory agencies, there can be no assurance that the USFS, ROD, FEIS and other Project approvals will be upheld upon administrative or judicial review or that such proceedings will be resolved in a timely manner. Also, timing with respect to the decisions in these legal challenges is uncertain. There also can be no assurance that any requested injunctive or other interim relief will be denied.

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

Lawsuits and legal challenges to governmental permits and Project approvals, such as those described above and elsewhere in this Quarterly Report, as well as legal proceedings or administrative challenges that may be brought in the future, may result in adverse impacts to our planned operations such as increased defense costs (to the extent we are a party to such challenges), the performance of additional mitigation and remedial activities, loss or modification of permits for the Project, significant delays to our Project or increases to the construction or operating costs of the Project. Such proceedings also could result in suspension or revocation of permits, vacatur of approvals, delays in or loss of financing, delays in construction or operations, disputes with or claims by third parties relating to terms and implementation of construction-related contracts, and restrictions on our ability to proceed with development activities on the schedule or in the manner we currently expect. We may also be subject to national or more localized opposition, including efforts by environmental groups, which could attract negative publicity or have an adverse impact on our reputation.

Additionally, due to the nature of our business and our status as a publicly traded company, we may be subject to regulatory investigations, claims, lawsuits and other proceedings, including proceedings related to claims brought pursuant to federal securities laws, in the ordinary course of our business. The results of these or other legal proceedings that may arise cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, financial condition, construction schedule, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the three months ended March 31, 2026, the Company and its subsidiaries were not subject to any enforcement activity by MSHA and have no citations to disclose under the Mine Act.

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

3.3	Certificate of Change of Name (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-255147) filed with the SEC on April 9, 2021).
3.4	Amendment to Articles, dated May 25, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2022).
4.1	Description of Common Shares (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026).
10.1*#

Amendment No. 1 to Engineering, Procurement, and Construction Management Services Agreement, made and executed as of February 28, 2026, by and between Perpetua Resources Idaho, Inc. and Hatch Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2026).

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

Date: May 11, 2026	PERPETUA RESOURCES CORP.

	By:	/s/ Jonathan Cherry
	Name:	Jonathan Cherry
	Title:	President, Chief Executive Officer and Director