Form 10-Q
period 2026-06-30
PERPETUA RESOURCES CORP.
filed 2026-08-14
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39918

Perpetua Resources Corp.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-1040943 (I.R.S. Employer Identification No.)

702 W Idaho Street, Suite 200 Boise, Idaho (Address of principal executive offices)	83702 (Zip Code)

(208) 901-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	PPTA	Nasdaq

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

As of August 5, 2026, the registrant had 125,095,803 common shares outstanding.

PERPETUA RESOURCES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we,” “our,” “the Company,” “Perpetua Resources” and “Perpetua” are to Perpetua Resources Corporation and its subsidiaries, Perpetua Resources Idaho, Inc. and Idaho Gold Resource Company, LLC; and any reference to “the Corporation” is to Perpetua Resources Corporation.

These forward-looking statements include, but are not limited to, disclosure regarding the anticipated timing, documentation, final terms, closing and funding of the Company’s proposed financing from the Export-Import Bank of the United States (“U.S. EXIM”); the Company’s ability to satisfy conditions precedent and other requirements under the proposed U.S. EXIM financing; timing of anticipated milestones related to the Company’s Stibnite Gold Project (the “Project”) and financing; ongoing funding and anticipated liquidity; our ability to comply with, obtain and defend permits related to the Project; the expected outcomes of the Project, including our mineral reserves and mineral resources; the intended environmental and related outcomes associated with the South Fork Salmon Water Quality Enhancement Fund (the “Fund”) related to the Nez Perce Tribe’s CWA lawsuit; good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project; environmental clean-up actions by us and our contractors; the expected commercial demand for antimony and the Company’s ability to supply it; our ability to successfully implement and fund the Project; the occurrence of the expected benefits from the Project, including contributions to the workforce, national security and clean energy transition; predictions regarding improvements to water quality, water temperature and fish habitats and other environmental conditions at the site, including with respect to the process and timing of such improvements; success of exploration, development and environmental protection, closure and remediation activities; the realization of benefits from strategic partnerships including with the Idaho National Laboratory; the timing and results of future exploration and material sampling by the Company; the expected design, construction, commissioning, operation, testing and results of the INL pilot plant; plans for the design and construction of the Project; the viability of the Project; expected construction, development and operating costs in the event that a production decision is made; requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims; planned exploration and development of properties, including with respect to antimony and tungsten, and the results thereof; the Company’s application for a grant related to tungsten exploration; and development of any additional resources and reserves and the permitting requirements with respect to any such additional resources and reserves.

Statements concerning mineral resource and mineral reserve estimates and exploration plans, targets or results may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if the Project is developed and are subject to the assumptions and analysis underlying our mineral reserve estimates as outlined herein and in the Technical Report Summary included in Item 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (such technical report, the “TRS” and such annual report, “the 2025 Annual Report”). There can be no assurance that exploration activities will result in the discovery of additional resources or reserves and isolated exploration results may not be indicative of the occurrence of a mineral deposit. Such results do not provide assurance that further work will establish sufficient grade, continuity, metallurgical characteristics and economic potential to be classed as a category of mineral resource. Exploration results are inherently uncertain and subject to numerous risks and uncertainties, including geological factors, market conditions, and regulatory changes. Furthermore, development of any additional resources and reserves discovered would be subject to any applicable NEPA and permitting requirements.

With respect to forward-looking information contained herein, the Company has applied several material factors or assumptions including, but not limited to, certain assumptions that the Company will be able to negotiate and execute definitive documentation for the U.S. EXIM financing on acceptable terms, satisfy the conditions to signing, closing and funding of the U.S. EXIM financing and receive funds when needed; that the final terms of the U.S. EXIM financing will be substantially consistent with those currently indicated; that the Company’s proposed financing will be sufficient to finance permitting, pre-construction and construction of the Project or that the Company will be able to secure alternate financing if necessary; that the Company will be able to maintain compliance with covenants contained in its financing agreements or that may be contained in future financing agreements; that the Company will be able to satisfy additional bonding or financial assurance requirements in the future; that no pending or future litigation will result in the loss of any material permits or material delay to the Project schedule or a material increase to Project costs; that the current exploration, development, environmental and other objectives concerning the Project can be achieved and that the Company’s other corporate activities will proceed as expected; that general business and economic conditions will not change in a materially adverse manner and that permitting, construction and operations costs will not materially increase; that certain assumptions as to production rates, operating costs, recovery and metal costs will prove to be accurate; that any additional financing needed will be available when needed on reasonable terms; that all requisite information will be available in a timely manner; that the current price and demand for gold, antimony and other metals will be sustained or will improve; that the Company will satisfy or will continue to satisfy the requirements of applicable permits and the requirements of various governmental approvals; that the Company or applicable governmental agencies will be able to successfully defend against any challenges to governmental approvals for the planned exploration, construction, development, operation and environmental protection activities on the Project; and that the continuity of economic and political conditions, as well as operations of the Company will be sustained.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report and in Item 1A, Risk Factors, in our Quarterly Report for period ended March 31, 2026. These factors include, but are not limited to, the following:

●	delays in negotiation, or inability to satisfy the conditions to signing, closing or funding of the U.S. EXIM financing or material changes to the terms of the financing;
●	inability to access financing from other sources or strategic partners to fund the exploration, permitting, development and construction of the Project on acceptable terms, or at all, if our proposed financing is not sufficient to complete construction of the Project;
●	delays in obtaining or failure to obtain required permits and other governmental approvals, the legal challenges by third parties to any such permits or governmental approvals, or the ability of the Company to comply with the terms and requirements of such permits and other governmental approvals;
●	regulatory and legal changes, requirements for additional capital, requirements for additional permits and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	material changes to the analyses and other information based on expectations of future performance and planned work programs;
●	future events, conditions or financial performance that differ materially from assumptions about future economic conditions and courses of action;
●	the industry-wide risks and project-specific risks identified in the TRS;
●	the likelihood of successful mining operations or the profitable production of minerals and precious metals;
●	the Company’s history of losses and expectation of future losses;
●	the Company’s limited property portfolio and potential challenges related to the Company’s title to its mineral properties;
●	transfers or claims and other defects in title to mineral projects;
●	changes in timing, costs and potential success of future activities on the Company’s properties, including but not limited to, increases in development and construction costs, as well as operating costs in the event that a production decision is made, and the Company’s ability to achieve production at the Project if constructed;
●	changes resulting from potential results of exploration, development and environmental protection, reclamation and remediation activities, including activities relating to construction and operation of the Stibnite Gold Project and legacy conditions in the Stibnite Mining District caused by historic mining activities by operators before the Company;
●	changes in exploration programs based upon results of exploration;
●	changes in estimated mineral reserves or mineral resources or unexpected variations in quantity of mineralized material, grade, or recovery rates;
●	inability to timely implement procurement and construction plans and schedules;
●	risks related to the Idaho National Laboratory pilot plant collaboration, including the risk that the partnership may not achieve its anticipated technical, operational, funding or commercial objectives, or may be delayed, modified or terminated;
●	failure of mining methods or processes to operate as anticipated;

●	current or future legal challenges, proceedings, litigation, or other actions or allegations relating to regulatory approvals, environmental conditions or liabilities, or other matters relating to the Project, including the existing lawsuits and administrative actions challenging certain approvals of the Stibnite Gold Project issued by various federal and state agencies and the securities class action lawsuit, and potential future claims and litigation challenging the validity of the permits and approvals issued with respect to the Project or otherwise seeking to delay or prevent development of the Project or to impose liabilities on the Company;
●	risks related to opposition to the Project;
●	risks related to legal proceedings seeking temporary or permanent relief, including preliminary relief pending the outcome of such proceedings, from courts or agencies that could delay or halt implementation of Project activities or the Project as a whole;
●	global economic, political and social conditions and financial markets, including any potential regulatory or policy changes, proposed legislation, the imposition or increase in tariffs, changes in existing trade agreements and trade relations, inflationary pressures, elevated interest rates and any shutdowns of the U.S. federal government;
●	operations and contractual obligations;
●	changes in gold and antimony commodity prices;
●	changes in interest rates, tax rates, operating or production costs;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	our reliance on outside consultants or contractors for construction of the Project and other critical services;
●	risks related to our largest shareholder and other significant shareholders;
●	loss of key executives or the inability to hire or retain key executives or employees to support construction, permitting and operational activities;
●	high levels of competition within the mining industry;
●	availability of equipment, labor, materials and services required for construction and operation of the Project, including the Company’s ability to obtain supplies and equipment when needed and at expected prices;
●	labor shortages and disruptions;
●	accidents, effects of weather and other natural phenomena and other risks associated with the mineral exploration industry;
●	cyberattacks and other security breaches of our information and technology systems; and
●	other factors and risks described under Item 1A, Risk Factors of this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands of U.S. Dollars, except for shares

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$574,249	$714,171
Receivables	3,269	1,830
Deferred Financing Asset	1,958	—
Prepaid expenses	5,045	4,972
Deposits (Note 9)	14,878	27,572
	599,399	748,545
NON-CURRENT ASSETS
Mineral properties and interest (Note 3)	68,451	67,680
Buildings and equipment, net (Note 4)	41,823	1,838
Operating lease right-of-use assets (Note 5)	2,963	31
Restricted cash equivalents	60,901	59,550
TOTAL ASSETS	$773,537	$877,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$46,717	$13,565
Lease liabilities (Note 5)	875	88
CWA settlement payable (Note 9)	1,000	1,000
	48,592	14,653
NON-CURRENT LIABILITIES
Lease liabilities (Note 5)	2,770	156
CWA settlement payable (Note 9)	1,000	1,000
Reclamation liabilities (Note 7)	1,325	534
TOTAL LIABILITIES	53,687	16,343

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (Note 6)
Common shares, without par value, unlimited shares authorized, 125,095,803 and 124,124,030 shares outstanding, respectively	1,496,526	1,490,420
Additional capital	65,065	66,454
Accumulated deficit	(841,741)	(695,573)
TOTAL SHAREHOLDERS’ EQUITY	719,850	861,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$773,537	$877,644

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

In thousands of U.S. Dollars, except for shares and per share amounts

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
EXPENSES
Exploration and pre-development	$103,922	$10,966	$157,020	$24,060
General and administration	2,493	745	5,844	2,579
Depreciation	163	32	278	63
OPERATING LOSS	106,578	11,743	163,142	26,702

OTHER (INCOME) EXPENSES
Grant income (Note 8)	(1,448)	(4,921)	(2,445)	(11,304)
Interest income	(7,603)	(764)	(14,522)	(1,142)
Other expenses (income), net	14	(32)	(7)	(25)
Total other expenses (income), net	(9,037)	(5,717)	(16,974)	(12,471)

NET LOSS	$97,541	$6,026	$146,168	$14,231

NET LOSS PER SHARE, BASIC AND DILUTED	$0.78	$0.08	$1.17	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	125,085,630	76,471,846	124,891,291	73,563,685

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands of U.S. Dollars, except for shares

	Common Shares		Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2024	70,266,550	$668,665	$35,375	$(595,181)	$108,859
Share based compensation	—	—	1,216	—	1,216
Share units distributed	921,294	4,906	(4,906)	—	—
Exercise of share purchase options	98,000	1,062	(382)	—	680
Net loss for the period	—	—	—	(8,205)	(8,205)
BALANCE, March 31, 2025	71,285,844	$674,633	$31,303	$(603,386)	$102,550
Shares sold through offering, net of costs	32,197,757	$411,108	—	$—	$411,108
Share based compensation	—	—	476	—	476
Share units distributed	195,661	922	(922)	—	—
Exercise of share purchase options	193,000	2,551	(916)	—	1,635
Net loss for the period	—	—	—	(6,026)	(6,026)
BALANCE, June 30, 2025	103,872,262	$1,089,214	$29,941	$(609,412)	$509,743

BALANCE, December 31, 2025	124,124,030	$1,490,420	$66,454	$(695,573)	$861,301
Share based compensation	—	—	1,755	—	1,755
Share units distributed	602,661	2,549	(2,549)	—	—
Exercise of share purchase options	223,000	2,773	(1,027)	—	1,746
Net loss for the period	—	—	—	(48,627)	(48,627)
BALANCE, March 31, 2026	124,949,691	$1,495,742	$64,633	$(744,200)	$816,175
Share based compensation	—	—	1,216	—	1,216
Share units distributed	146,112	784	(784)	—	—
Net loss for the period	—	—	—	(97,541)	(97,541)
BALANCE, June 30, 2026	125,095,803	$1,496,526	$65,065	$(841,741)	$719,850

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands of U.S. Dollars

	For the six months ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(146,168)	$(14,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation (Note 6)	2,971	1,691
Depreciation	278	63
Environmental and reclamation expense (Note 7)	20	—
Unrealized foreign exchange (gain) loss	2	(7)
Changes in:
Receivables	(1,439)	494
Prepaid expenses	(189)	(85)
Deferred Financing Asset	(1,958)	—
Deposits - current (Note 9)	5,279	(18,755)
Trade and other payables	33,222	(1,398)
Net cash used in operating activities	(107,982)	(32,228)

INVESTING ACTIVITIES:
Purchase of buildings and equipment	(32,263)	(830)
Net cash used in investing activities	(32,263)	(830)

FINANCING ACTIVITIES:
Proceeds from sale of common shares, net of issuance costs	—	412,005
Proceeds from exercise of share purchase options (Note 6)	1,746	2,316
Payment of finance leases (Note 5)	(70)	—
Net cash provided by financing activities	1,676	414,321

Effect of foreign exchange on cash, cash equivalents, and restricted cash equivalents	(2)	7

Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	(138,571)	381,270
Cash, cash equivalents, and restricted cash equivalents, beginning of period	773,721	47,105
Cash, cash equivalents, and restricted cash equivalents, end of period	$635,150	$428,375

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,172	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$531	$—

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS
Cash and cash equivalents	$574,249	$425,375
Restricted cash equivalents	60,901	3,000
Total cash, cash equivalents, and restricted cash equivalents	$635,150	$428,375

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands of U.S. Dollars, except for shares and per share amounts

1.Nature of Operations and Basis of Presentation

Perpetua Resources Corp. (the “Corporation”, and, together with its Subsidiaries, the “Company”, “Perpetua Resources” or “Perpetua”) was incorporated on February 22, 2011 under the Business Corporations Act (British Columbia). The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA (the “Stibnite Mining District”). The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project (the “Project”). The Company currently operates in one segment, which is mineral exploration and development in the United States.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. Operating results for the six months ended June 30, 2026 may not be indicative of results expected for the full year ending December 31, 2026. Management estimates that the Company’s 2026 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the six months ended June 30, 2026.

The Company’s long-term plan is to generate future profitable operations through the development of the Stibnite Gold Project, which will require additional financing. The Company does not intend to commence full construction on the Project until full financing is in place for construction of the Project. While the Company expects to complete documentation and satisfy the conditions to initial funding of such financing during 2026, if such financing is delayed, the Company has flexibility to defer or delay such expenses until financing is in place. The full financing is expected to include project financing from the Export-Import Bank of the United States (“U.S. EXIM”) or other sources as well as proceeds from the Company’s 2025 equity offerings.

On May 21, 2026, the board of U.S. EXIM unanimously approved a $2.9 billion senior secured long-term loan (“U.S. EXIM Loan”) under the Make More in America Initiative (“MMIA”) to support the development of the Company’s Stibnite Gold Project. The U.S. EXIM Loan will be available upon completion of definitive documentation and satisfaction of customary conditions precedent, which is expected to occur in the second half of 2026. There can be no assurance the terms or amount of such loan will be the same as those approved by the board of U.S. EXIM or that the loan will be sufficient for us to construct the Project. Perpetua continues to work with U.S. EXIM to advance through completion of U.S. EXIM’s due diligence and documentation processes. The final amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control.

We believe our project financing plans will be successful, although there can be no assurance that the Company will successfully complete all of its contemplated plans because these plans are not entirely within our control as of the date hereof. As such, Perpetua remains open to strategic funding opportunities that support Perpetua’s overall financing and development goals for the Project, which may include the issuance of additional equity, new debt, or project specific debt; government funding; offtake, royalty or streaming arrangements; and/or other financing or strategic opportunities. The future receipt of potential funding from these and/or other means cannot be considered certain at this time. In the event funding for the Project is not available in the amounts or at the times anticipated, the Company may defer certain activities to ensure available cash resources are sufficient to satisfy the Company anticipated expenses until such full project financing is in place.

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and vesting and distribution of awarded share units, if dilutive. The Company’s potential dilutive common shares include outstanding share purchase options, restricted share units (“RSUs”), performance share units (“PSUs”), deferred share units (“DSUs”) and share purchase warrants. Potentially dilutive shares as of June 30, 2026 and 2025, are as follows:

	June 30,	June 30,
	2026	2025
Share purchase options	—	393,500
Share units (RSU, PSU, DSU)	1,084,201	1,649,616
Share purchase warrants	4,823,408	—
Total	5,907,609	2,043,116

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

2.Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this adoption on our consolidated financial statements and disclosures.

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

As of June 30, 2026, the Company determined the Project’s mining deposits had not yet met the criteria for capitalization. Development costs incurred after such determination will be capitalized. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.

At June 30, 2026 and December 31, 2025, the Company’s mineral properties and interest at the Stibnite Gold Project totaled $68.5 million and $67.7 million, respectively. Included in mineral properties and interest are annual payments made under option agreements, whereby the Company is entitled to continue to make option payments annually or, ultimately, purchase certain properties.

4.	Buildings and Equipment

At June 30, 2026 and December 31, 2025, the Company’s buildings and equipment were as follows:

	June 30,	December 31,
In thousands of U.S. Dollars	2026	2025
Buildings	$40,111	$2,852
Equipment	7,632	5,159
Finance Lease Right-of-Use Assets	756	225
	48,499	8,236
Accumulated Depreciation	(6,676)	(6,398)
Balance	$41,823	$1,838

During the six months ended June 30, 2026, the Company’s depreciation expense on buildings and equipment was $0.3 million (June 30, 2025: $0.06 million).

5.Leases

a.	Finance Leases

We have entered into various lease agreements, primarily for equipment at our operations, which we have determined to be finance leases.

At June 30, 2026, the total liability associated with the finance leases was $0.7 million (December 31, 2025: $0.2 million), with $0.2 million (December 31, 2025: $0.1 million) of the liability classified as current and $0.5 million (December 31, 2025: $0.1 million) classified as non-current. The assets related to these finance leases are recorded in Buildings and Equipment, net, on our consolidated balance sheets and totaled $0.7 million as of June 30, 2026 (December 31, 2025: $0.2 million), net of accumulated depreciation.

During the six months ended June 30, 2026, expense related to finance leases was $0.08 million (June 30, 2025 - $nil) for amortization of the related assets, and $0.01 million (June 30, 2025 - $nil) for interest expense.

Our finance leases as of June 30, 2026, had a weighted average remaining term of 3.5 years and a weighted average discount rate of 7.0%.

At June 30, 2026, the annual maturities of finance lease commitments, including interest, were (in thousands of U.S. Dollars):

Remainder of 2026	$114
2027	229
2028	220
2029	169
2030	38
Total	770
Less: effect of interest	(88)
Finance lease liability	$682

b.	Operating Leases

We have entered into various lease agreements, primarily for our corporate offices and land at our operations, which we have determined to be operating leases.

At June 30, 2026, the total liability balance associated with the operating leases was $3.0 million (December 31, 2025: $0.03 million), with $0.7 million (December 31, 2025: $0.03 million) of the liability classified as current and $2.3 million (December 31, 2025: $nil) classified as non-current. The right-of-use assets for our operating leases totaled $3.0 million as of June 30, 2026 (December 31, 2025: $0.03 million).

During the six months ended June 30, 2026, operating lease expense and cash paid for operating leases included in operating activities totaled $0.3 million (June 30, 2025 – $0.02 million) and $0.3 million (June 30, 2025 - $0.02 million), respectively.

Our operating leases as of June 30, 2026 had a weighted-average remaining term of 3.96 years and a weighted average discount rate of 8.5%.

At June 30, 2026, the annual maturities of undiscounted operating lease payments, were (in thousands of U.S. Dollars):

Remainder of 2026	$461
2027	895
2028	908
2029	590
2030	553
2031	116
Total	3,523
Less: effect of discounting	(560)
Operating lease liability	$2,963

6.Shareholders’ Equity

a.	Authorized
●	Unlimited number of common shares without par value.
●	Unlimited number of first preferred shares without par value.
●	Unlimited number of second preferred shares without par value.
b.	Share-based compensation

On March 8, 2021, the Corporation adopted the Omnibus Equity Incentive Plan (the “2021 Plan”) to provide the Corporation with share-related mechanisms to attract, retain and motivate qualified directors, employees and consultants of the Company and its subsidiaries, to reward such of those directors, employees and consultants as may be granted awards under the plan by the Board from time to time for their contributions toward the long-term goals and success of the Corporation and to enable and encourage such directors, employees and consultants to acquire shares as long-term investments and proprietary interests in the Corporation. The 2021 Plan was approved by the Corporation’s shareholders on April 16, 2021. On May 16, 2024, the Corporation’s shareholders approved an amendment to the 2021 Plan to increase the aggregate number of common shares available for the grant of awards under the 2021 Plan.

On April 16, 2026, the Board approved an amendment and restatement of the 2021 Plan, to be renamed the 2026 Equity Incentive Plan (the “2026 Plan”), subject to shareholder approval. On June 4, 2026, the Corporation’s shareholders approved the 2026 Plan and the 2026 Plan became effective on that date. Awards previously granted under the 2021 Plan remain outstanding in accordance with their terms and the terms of the 2021 Plan and applicable award agreements; however, no new awards may be granted under the 2021 Plan after the effective date of the 2026 Plan.

The 2026 Plan allows for awards in the following forms: share purchase option, share appreciation right, restricted share, restricted share unit, performance share, performance share unit or other share-based award, in each case with or without dividend equivalent rights. Under the terms of the 2026 Plan, as amended, the aggregate maximum number of shares that may be issued pursuant to awards granted under the 2026 Plan cannot exceed 8,280,530 shares. To the extent any award outstanding under the 2026 Plan, including awards previously granted under the 2021 Plan, expires or is terminated or cancelled without having been exercised or settled in full, or any shares acquired pursuant to an award subject to forfeiture or repurchase are forfeited or repurchased by the Corporation, the shares allocable to the terminated portion of such award or such forfeited or repurchased shares will again become available for grant under the 2026 Plan, subject to the terms of the 2026 Plan. Shares delivered under the 2026 Plan can be: 1) authorized but unissued shares, 2) treasury shares, or 3) shares purchased on the open market or by private purchase.

Pursuant to the terms of the 2026 Plan, awards are generally subject to a minimum one-year vesting requirement, except for awards covering up to 5% of the share reserve and awards settled in cash. No non-employee director may receive an aggregate grant of awards under the 2026 Plan in any calendar year having a grant date fair value in excess of $250,000. Unvested awards will generally be forfeited by participants upon termination of employment or service in advance of vesting, except as otherwise provided in the 2026 Plan, the applicable award agreement or an applicable employment or other agreement. The 2026 Plan also provides for double-trigger vesting in connection with a change in control, such that if the successor corporation assumes the outstanding awards upon a change in control, vesting of the assumed awards will fully accelerate, with performance awards vesting at target levels only, if the participant’s employment or service is terminated by the successor without cause during the 24-month period following the date of the change in control. If the successor fails to assume outstanding awards, the vesting of such awards will become fully accelerated. Certain executives of the Company are also party to employment agreements which provide for vesting of unvested awards upon specified termination events.

Share-based compensation was recognized in the unaudited condensed consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands of U.S. Dollars	2026	2025	2026	2025
Exploration and pre-development	$445	$582	$1,194	$1,125
General and administration	771	(107)	1,777	566
Total	$1,216	$475	$2,971	$1,691

Share purchase options

The following table summarizes activity for share purchase options awarded under the 2021 Plan, and following effectiveness of the 2026 Plan, the 2026 Plan (collectively, the “Plan”), as applicable, that vest over the required service period of the participant:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2025	288,000	$10.59
Options expired	(20,000)	11.80
Options exercised	(223,000)	10.78
Options cancelled or forfeited	(45,000)	9.13
Balance June 30, 2026	—	$—

No options were granted during the six months ended June 30, 2026 and June 30, 2025.

Restricted Share Units

The following table summarizes activity for restricted share units (“RSUs”) awarded under the Plan, as applicable, that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2025	546,614	$5.70
Granted	135,544	30.45
Distributed (vested)	(324,739)	4.67
Cancelled	(39,888)	10.69
Unvested, June 30, 2026	317,531	$16.69

During the six months ended June 30, 2026, the Company awarded 135,544 RSUs (June 30, 2025: 248,777 RSUs) with a weighted average grant date fair value of $30.45 per RSU (June 30, 2025: $8.35) or approximately $4.1 million in total (June 30, 2025: $2.1 million).

During the six months ended June 30, 2026, the fair value of RSU awards distributed was approximately $9.7 million (June 30, 2025: $4.7 million).

During the three and six months ended June 30, 2026, the Company recognized $0.7 million (June 30, 2025: $0.3 million) and $1.3 million (June 30, 2025: $0.7 million) respectively, in compensation expense related to RSUs and expects to record an additional $3.6 million in compensation expense over a weighted average remaining vesting period of 1.6 years.

Unvested units as of June 30, 2026 are expected to vest as follows:

Remainder of 2026	7,929
2027	170,175
2028	97,915
2029	41,512
Total	317,531

Performance Share Units

The following table summarizes activity for performance share units (“PSUs”) and market-based performance share units (“MPSUs”) awarded under the Plan, as applicable, that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2025	632,892	$7.34
Granted	123,852	50.70
Added by performance factor	130,788	5.98
Distributed	(424,034)	6.13
Cancelled	(69,236)	10.78
Unvested, June 30, 2026	394,262	$21.21

During the three and six months ended June 30, 2026, the Company recognized $0.5 million (June 30, 2025: $0.1 million) and $0.5 million (June 30, 2025: $0.7 million) respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $6.3 million in compensation expense over a weighted average remaining vesting period of 2.5 years.

During the three and six months ended June 30, 2026, the fair value of PSUs distributed was $12.8 million (June 30, 2025: $1.6 million) and $12.8 million (June 30, 2025: $5.8 million), respectively.

The PSUs and MPSUs are expected to vest as follows:

Remainder of 2026	58,500
2027	107,191
2028	98,626
2029	129,945
Total	394,262

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

During the six months ended June 30, 2026 and June 30, 2025, the Company awarded no PSUs.

Market-based PSUs: During the six months ended June 30, 2026 and 2025, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three-year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the six months ended June 30, 2026, the Company awarded 123,852 MPSUs (2025: 176,481 MPSUs) that had a weighted grant date fair value of $50.70 (2025: $12.53) per MPSU or approximately $6.3 million (2025: $2.2 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

	2026	2025
Grant date fair value	$50.70	$12.53
Risk-free interest rate	3.52%	4.15%
Expected term (in years)	3.0	3.0
Expected share price volatility	58.55%	55.16%
Expected dividend yield	Nil	Nil

The expected volatility utilized is based on the historical volatilities of the Corporation’s common shares and the GDXJ Index in order to model the stock price movements. The volatility used was calculated over the most recent three-year period. The risk-free interest rates used are based on the implied yield available on a U.S. Treasury zero-coupon bill with a term equivalent to the Performance Period. The expected dividend yield of zero was used since it is the mathematical equivalent to reinvesting dividends in each issuing entity over the Performance Period.

Deferred Share Units

The following table summarizes activity for deferred share units (“DSUs”) awarded under the Plan that vest on the date of grant and settle upon the participant’s separation from service:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2025	347,258	$4.60
Granted	25,150	28.26
Distributed	—	—
Outstanding, June 30, 2026	372,408	$6.20

Under the Plan, the Company may issue DSUs to non-employee directors. During the three and six months ended June 30, 2026, 4,318 (June 30, 2025: 3,626) and 25,150 (June 30, 2025: 31,199) share units, respectively, with a grant date fair value of $0.1 million (June 30, 2025: $0.05 million) and $0.7 million (June 30, 2025: $0.3 million) were granted to the non-employee directors and the related compensation expense was charged to general and administration in the consolidated statements of operations.

7.Reclamation Liabilities

a.Administrative Settlement Agreement and Order on Consent (“ASAOC”)

On January 15, 2021, the Company agreed to an ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021 and provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. At June 30, 2026, no further costs were accrued associated with this liability and there were no changes during the six months ended June 30, 2026 and 2025. See Note 9 below for additional details.

b.Asset Retirement Obligation (“ARO”)

Below is a reconciliation as of June 30, 2026 and 2025 of the ARO for the Project which is included in our estimated costs to reclaim environmental disturbance. The estimated reclamation and closure costs added in 2026 were discounted using a credit adjusted, risk-free interest rate of 7.0% and an inflation rate of 2.7%.

	Six months ended June 30,
In thousands of U.S. Dollars	2026	2025
Balance at beginning of period	$534	$—
Additions and changes to estimates	771	—
Accretion	20	—
Balance at end of period	$1,325	$—

Current portion	$—	$—
Non-current portion	1,325	—
Balance	$1,325	$—

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

During the three and six months ended June 30, 2026 and 2025, grant income included the following:

In thousands of U.S. Dollars	Three months ended June 30,		Six months ended June 30,
Government Grant	2026	2025	2026	2025
DPA	$—	$3,902	$—	$10,003
DOTC	1,448	1,019	2,445	1,301
Total	$1,448	$4,921	$2,445	$11,304

At June 30, 2026 and December 31, 2025, grant receivable, which is included in receivables on the consolidated balance sheets, include the following:

In thousands of U.S. Dollars	June 30,	December 31,
Government Grant	2026	2025
DPA	$—	$—
DOTC	1,458	305
Total	$1,458	$305

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

During the three and six months ended June 30, 2026, the Company recorded grant income of $nil (June 30, 2025: $3.9 million) and $nil (June 30, 2025: $10.0 million), respectively, for certain costs incurred. The TIA expired on June 16, 2025. All available funds under the TIA were disbursed and no additional funds are available under the program.

DOW Ordnance Technology Consortium (“DOTC”) Grant: In August 2023, the Company was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction Authority of the DOW through the DOTC. In May 2025, the Company was awarded up to $6.9 million in additional funding by the DOTC under the OTIA. In June 2026, the Company was awarded up to $4.7 million in additional funding by the DOTC under the OTIA. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Stibnite Gold Project. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOW to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the period of performance. The current estimated amount is $27.1 million, which is subject to adjustment by the DOW based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations.

During the three and six months ended June 30, 2026, the Company recorded grant income of $1.4 million (June 30, 2025: $1.0 million), and $2.4 million (June 30, 2025: $1.3 million), respectively, for certain costs incurred and the 12% fee income earned on costs incurred.

9.Commitments and Contingencies

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

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of June 30, 2026, the option payments due on these properties during 2026 are $0.03 million. The agreements include options to extend.

c.	Financial Assurance

In the fourth quarter of 2025, in connection with the conditional Notice to Proceed from the USFS for the Stibnite Gold Project, which required the Company to post joint construction phase financial assurance agreed to by the USFS, Idaho Department of Lands (“IDL”) and U.S. Army Corps of Engineers (“USACE”), the Company entered into multiple related financial agreements to satisfy the financial assurance requirements necessary to commence construction. The Company’s financial assurance obligations may be adjusted by applicable regulators to reflect changes to reclamation costs as construction proceeds. Financial assurance obligations are also subject to adjustment when the Project transitions to operations. There were no changes in financial assurance during the six months ended June 30, 2026.

d.	Vendor Deposits - Idaho Power Company

The Company has entered into various agreements with Idaho Power Company (“IPCo”) since the first quarter of 2025 to procure long lead equipment and advance engineering required to increase the electrical capacity to the plant. The Company is responsible for paying relevant costs incurred by IPCo with payment dates and amounts adjusted to reflect specific contracts entered into by IPCo. Changes in the IPCo deposit during the six months ended June 30, 2026 and 2025 are as follows:

	Six months ended June 30,
In thousands of U.S. Dollars	2026	2025
Balance at beginning of period	$15,222	$—
Deposits	11,600	18,759
Costs incurred - expense	(16,879)	(4)
Balance at end of period	$9,943	$18,755

Current portion	$9,943	$18,755
Non-current portion	—	—
Balance at end of period	$9,943	$18,755

e.	Vendor Deposits - ATCO

In the third quarter of 2025, the Company entered into a camp supply and installation agreement with ATCO Structures & Logistics (USA) Inc. (“ATCO”) for the design, construction and installation of a 1,010-person turnkey camp accommodation and site package. Changes in the ATCO deposit during the six months ended June 30, 2026 and 2025 are as follows:

	Six months ended June 30,
In thousands of U.S. Dollars	2026	2025
Balance at beginning of period	$12,350	$—
Costs incurred – asset	(7,415)	—
Balance at end of period	$4,935	$—

Current portion	$4,935	$—
Non-current portion	—	—
Balance at end of period	$4,935	$—

f.	Stibnite Foundation

The Stibnite Foundation (“Foundation”) was established in February 2019 to support projects that benefit the communities surrounding the Stibnite Gold Project and created through the execution of the community agreement (the “Community Agreement”), dated November 30, 2018, by and among Perpetua Resources Idaho, Inc. and eight communities and counties throughout the West Central Mountains region of Idaho. There were no changes in Foundation payments or commitments during the three or six months ended June 30, 2026.

g.	Legal Update

The Corporation and its subsidiaries have been parties to an ongoing legal proceeding with the Nez Perce Tribe for claimed violations of the CWA allegedly linked to historical mining activities. In August 2019, the Nez Perce Tribe filed suit against the Company in the U.S. District Court for the District of Idaho (the “District Court”). The Company filed an answer generally denying liability and later, the court allowed the Company to amend and file a third-party complaint against the USFS. The Company also filed a separate CWA citizen suit against the USFS alleging that several of the point source discharges, as alleged by the Nez Perce Tribe in its complaint, were occurring on lands owned and controlled by the United States government. Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the EPA and the USDA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Company agreed to dismiss its pending actions against the USFS without prejudice.

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the Tribe’s CWA claims. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice will be entered after completion of Perpetua’s required payments. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the Company anticipates that the parties will submit a stipulation for dismissal with prejudice to the District Court. The Company recognized an expense of $5.0 million during the second quarter of 2023. During the three and six months ended June 30, 2026, the Company paid $nil (June 30, 2025: $nil), and $nil (June 30, 2025: $nil), respectively, towards this settlement obligation. As of June 30, 2026, CWA settlement payable current portion is $1.0 million with the remaining $1.0 million classified as long-term.

The voluntary ASAOC entered into by the Company, the U.S. EPA, and the USDA required numerous early cleanup actions (referenced as “Phase 1” in the ASAOC) relating to legacy environmental conditions left by other mining companies. The Company began the Phase 1 activities in 2022. As of June 30, 2026, the Company determined it had completed all Phase 1 response actions required by the ASAOC and filed necessary reports (called Removal Action Completion Report (“RACR”) in the ASAOC) with the U.S. EPA and USDA with respect to such completion. Pursuant to the terms of the ASAOC, the Company’s Phase 1 work will not be considered complete until U.S. EPA and USDA have approved the RACR submitted by the Company. As of June 30, 2026, the RACR remains under review by the federal agencies and no further costs were accrued associated with this Phase 1 liability. The ASAOC includes a process under which the Company and the signatory federal agencies will evaluate whether the Company will proceed with additional response actions after federal agencies confirm that the Phase 1 work has been completed in accordance with the ASAOC requirements. The scope of any such potential additional actions following the completion of Phase 1 and their costs have not yet been determined.

Following the USFS’ publication of the ROD and Final Environmental Impact Statement Errata (the “FEIS”) approving the mine plan for the Project, a lawsuit was filed in the U.S. District Court for the District of Idaho against the USFS, USDA and other federal agencies on February 18, 2025, by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process (“Federal Environmental Case”). Among other remedies, the claimants seek to vacate the ROD, Final Biological Opinions (issued by the U.S. Fish & Wildlife Service and National Marine Fisheries Service), and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on April 2, 2025.

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

These two federal lawsuits challenging the USFS ROD and other approvals for the Project remain pending. The scheduling order in the Federal Environmental Case required all dispositive motions and briefs to be filed by all parties before the end of January 2026. These motions and briefs have been filed. Additional proceedings in this Federal Environmental Case are discussed below in this section. The scheduling order in the Federal NPT required all dispositive motions and briefs to be filed by all parties. before the end of June 2026. These motions and briefs have been filed. The District Court has not yet scheduled any further proceedings with respect to the Federal NPT Case.

On May 8, 2026, the plaintiffs in the Federal Environmental Case filed a motion for a preliminary injunction seeking to delay certain planned construction activities for the Project. The plaintiffs’ motion expressly excluded early works construction activities that were contemplated under previously agreed stipulations between the plaintiffs and the Company. On May 29, 2026, the District Court issued an order denying the plaintiffs’ motion for a preliminary injunction. The plaintiffs subsequently filed a notice of appeal of the District Court’s order denying the preliminary injunction motion with the U.S. Court of Appeals for the Ninth Circuit and also requested an emergency stay of the District Court’s order pending the appeal. The Ninth Circuit on June 17, 2026 issued an order denying the plaintiffs’ request for a stay. Under the Ninth Circuit’s order, all briefs are required to be filed by all parties by an outside date of August 20, 2026. While the appeal proceedings progressed, the District Court on June 24, 2026 heard oral argument on cross-motions for summary judgment on the merits of all the plaintiffs’ claims. All briefing relating to those motions is now complete, and the District Court is considering the summary judgment motions. No deadline for a ruling by the District Court on these motions on the merits has been set.

The Company believes that the request for a preliminary injunction in the Federal Environmental Case (and the various motions and appeal associated therewith) is without merit and intends to continue vigorously opposing them. The Company, however, cannot predict the outcome of decisions in the proceedings before the District Court and Ninth Circuit. If any of the relief requested by the plaintiffs were granted, it could delay or restrict further implementation of the Project. As to the merits of the Federal Environmental Case and the Federal NPT Case, the Company believes the USFS ROD and other federal regulatory processes challenged in these lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, the District Court has not yet ruled on these lawsuits, and the Company cannot predict the outcome or timing of the Court’s ultimate decision on the merits, or in any interim proceedings, in the Federal Environmental Case or the Federal NPT Case. There can be no assurance that the Project approvals challenged in those two lawsuits will be upheld upon judicial review or that the Company will be successful in defending against the challenges raised in the two lawsuits, including the Ninth Circuit’s review of appeal of the District Court’s order denying the plaintiffs’ motion for a preliminary injunction in the Federal Environmental Case.

The Idaho Board of Environmental Quality (“IBEQ”) published an order on May 27, 2025, upholding the air permit to construct (“PTC”) issued by the Idaho Department of Environmental Quality (“IDEQ”) in June 2022 and denying certain petitioners’ appeal from various administrative proceedings with respect to the PTC. The IBEQ on June 27, 2025, denied the petitioners’ motion for reconsideration. Subsequently, the petitioners filed a petition for judicial review in the Idaho state district court for the County of Ada against the IBEQ and IDEQ seeking to set aside the PTC as violative of applicable law and challenging the decisions of the IBEQ upholding the PTC. On July 7, 2026, the court entered an order denying the petitioner’s claims and upholding the PTC in all respects. The petitioners have until August 18, 2026 to file an appeal of the state district court’s decision to the Idaho Supreme Court. The Company believes that the IDEQ and the IBEQ properly followed Idaho law in issuing the PTC and that the state district court properly rejected the petitioners’ claims in their lawsuit. However, there can be no assurance that the PTC or the district court’s decision will be upheld upon further judicial review if the petitioners were to file an appeal with the Idaho Supreme Court.

On March 20, 2025, a putative federal class action lawsuit was filed in the U.S. District Court for the District of Idaho against the Company and certain of its officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The lawsuit, captioned Barnes et al. v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements during the period from April 17, 2024 to February 13, 2025 regarding the Company’s expected capital expenditures for the Stibnite Gold Project. On June 6, 2025, two new plaintiffs filed a joint stipulation seeking to be appointed co-lead plaintiffs, which was granted by the District Court on June 16, 2025. The plaintiffs filed a first amended complaint on August 15, 2025. The Company and other defendants thereafter filed a motion to dismiss the plaintiffs’ amended complaint on September 30, 2025, and on June 3, 2026, the District Court issued an order granting the motion and dismissing all of the plaintiffs’ claims without prejudice, but also providing the plaintiffs with an opportunity to file an additional amended complaint. On July 24, 2026, the plaintiffs filed a second amended complaint against the Company and previously named officers. The time for the defendants to respond to the second amended complaint has not yet expired. The deadline for filing a motion to dismiss the second amended complaint is September 11, 2026. The Company believes that the claims asserted in the second amended complaint are without merit and intends to continue vigorously defending itself and the named officers. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

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

	For the three months ended June 30,		For the six months ended June 30,
In thousands of U.S. Dollars	2026	2025	2026	2025
Consulting and labor costs	$5,273	$2,433	$12,511	$5,329
Engineering	70,145	4,456	101,673	9,797
Environmental and reclamation	71	104	96	281
Field operations and drilling support	22,001	1,499	32,120	2,883
Legal and sustainability	1,453	420	2,681	925
Permitting	4,979	2,054	7,939	4,845
Total Exploration and Pre-Development	$103,922	$10,966	$157,020	$24,060

11.Subsequent Event

On July 2, 2026 and August 5, 2026, the Company purchased various put option contracts from major national banks chartered under U.S. federal law and paid total premiums of $28.9 million for the right, but not an obligation, to sell a total of up to 158,016 ounces of gold during 2031 at an established put strike price of $3,000 per ounce. The put contracts were purchased to mitigate the Company’s exposure to fluctuations in metal prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025 with our unaudited condensed consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and operations, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Perpetua Resources Corp. (formerly Midas Gold Corp.) (the “Corporation”) was incorporated on February 22, 2011 under the Business Corporations Act (British Columbia). The Corporation was organized to hold shares in wholly owned subsidiaries that locate, acquire, develop and restore mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho, USA (the “Stibnite Mining District”). The Corporation’s principal asset is 100% ownership in subsidiaries that control the Stibnite Gold Project. The Corporation currently operates in one segment: mineral exploration and development in the United States. The registered and records office of Perpetua Resources is located at Suite 2501-550 Burrard St, Vancouver, BC, V6C 2B5, Canada and the corporate head office is located at Suite 200-702 W Idaho St, Boise, ID 83702, USA.

2026 Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country, and restore an abandoned brownfield site. Perpetua Resources’ focus for the remainder of 2026 is on the following:

●	Complete project financing, including closing an approximately $2.9 billion senior secured long-term loan from U.S. EXIM, to finance the construction and development of the Project, described in the “Financing Activities” section below;
●	Finalize the remaining state permits;
●	Advance detailed engineering, contracting, procurement and execution planning to be ready to commence full construction in the second half of 2026;
●	Commence full construction of the Project following a final investment and construction decision for the Project in the second half of 2026;
●	Advance commercial downstream antimony off-site processing and offtake agreements; and
●	Continue project-wide exploration and testing to further expand the Company’s gold and antimony resources and reserves, and validate potential tungsten opportunities at the Stibnite site; any such expansion and other opportunities may be subject to further environmental review and permitting requirements.

Second Quarter 2026 and Recent Highlights

●	Zero lost time incidents or reportable environmental spills.
●	On May 21, 2026, the board of the U.S. EXIM unanimously approved a $2.9 billion senior secured long-term loan under the Make More in America Initiative to support the development of the Project.
●	On May 29, 2026, the United States District Court of Idaho denied a motion for a preliminary injunction filed by the plaintiffs in a related lawsuit filed in 2025 by special interest groups challenging, among other things, the USFS Record of Decision approving the Project. In the decision, the District Court found that the plaintiffs failed to show that the planned activities challenged by the plaintiffs would cause irreparable harm or would likely violate any applicable law as asserted by the plaintiffs in their legal claims. The plaintiffs subsequently filed an appeal with the U.S. Court of Appeals for the Ninth Circuit of the District Court’s order denying the motion for a preliminary injunction, and they also requested an emergency stay of the District Court’s order. The Ninth Circuit on June 17, 2026 denied the stay request. The appeal remains pending. See additional details below.
●	On May 30, 2026, the Company commenced additional critical path construction activities for the 2026 field season, including initial work associated with the Burntlog Route, a key infrastructure project designed to support safe and efficient access to the Project site while minimizing impacts to nearby communities and sensitive environmental areas.
●	Published 2025 Sustainability Report, the Company’s thirteenth annual sustainability report.

●	On July 7, 2026, an Idaho state district court upheld the air permit to construct for the Project that was the subject of a judicial appeal filed by certain petitioners that had contested the permit in state administrative proceedings. The state court rejected all claims by the petitioners challenging the air permit issued by IDEQ for the Project.
●	In July 2026, the Company announced commissioning of a mobile modular processing plant in partnership with Idaho National Labs to conduct pilot-scale testing of the plant, which is designed to advance development of a secure domestic supply chain for antimony trisulfide.
●	On August 6, 2026, the Company reported new high-grade gold and antimony discoveries and identification of a new gold-tungsten zone identified in the Company’s ongoing exploration program.
●	In the months of July and August 2026, the Company purchased put option contracts to mitigate the Company’s exposure to fluctuations in metal prices. In total, the Company paid premiums of $28.9 million for the right, but not an obligation, to sell a total of up to 158,016 ounces of gold during 2031 at an established put strike price of $3,000 per ounce.

Financing Activities

The Company continues to execute its comprehensive plan to finance construction of the Project since it was announced in June 2025.

On May 21, 2026, the board of U.S. EXIM unanimously approved a $2.9 billion senior secured long-term loan (“U.S. EXIM Loan”) under the Make More in America Initiative (“MMIA”) to support the development of the Company’s Stibnite Gold Project. U.S. EXIM’s approval came after extensive technical, financial, environmental and social due diligence and a 25-day notice period to Congress. The U.S. EXIM Loan will be available upon completion of definitive documentation and satisfaction of customary conditions precedent, which is expected to occur in the second half of 2026. The U.S. EXIM Loan is to be structured as a 13-year senior secured credit facility of $2.9 billion, consisting of an upfront facility of $2.4 billion with the remainder to cover capitalized interest during construction and U.S. EXIM’s exposure fee. Interest on the U.S. EXIM Loan is to be set at the applicable long-dated U.S. Treasury bond rate plus 100 basis points and will be fixed at the time of the first drawdown. Scheduled repayments are anticipated to commence in 2030. If the U.S. EXIM Loan is finalized in the amount indicated, the Company would have sufficient capital, together with $574.2 million of unrestricted cash on hand as of June 30, 2026, to finance the estimated direct capital costs of $2,576 million to construct the Project (based on the capital expenditures estimate as of December 31, 2025 in the TRS), as well as financial assurance and certain discretionary corporation and exploration costs. There can be no assurance the terms or amount of such loan will be the same as those approved by the board of U.S. EXIM or that the proposed financing plan will be sufficient for us to construct the Project. Perpetua continues to work with U.S. EXIM to advance through completion of U.S. EXIM’s due diligence and documentation processes. The final amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control. See “Item 1A. Risk Factors.”

The capital costs presented in the initial capital estimate in the TRS do not include financial assurance, debt service, cost overrun accounts and certain discretionary corporate and exploration costs. As a condition to the closing of the U.S. EXIM loan, the Company expects that it will be required to put in place one or more secured accounts or facilities to fund potential cost overruns during the construction phase of the Project. The Company is exploring various options for such facilities, which may include cash on hand, subordinated debt, letters of credit or other financial instruments or may require the Company to raise additional capital through debt or equity offerings, or enter into strategic or commercial agreements with third parties.

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

See additional details in the “Liquidity and Capital Resources” section below.

Engineering, Contracting and Construction Activities

Since August 2025, the Company has accelerated construction and operational readiness and contracting activities. Recent updates include:

●	Commenced additional critical path construction activities for the 2026 field season, including initial work associated with the Burntlog Route, continuing development of the on-site worker housing and administrative facilities, and other construction activities; and

●	Announced commissioning in July 2026 of a mobile modular processing plant in partnership with Idaho National Labs to conduct pilot-scale testing of the plant, which is designed to advance development of a secure domestic supply chain for antimony trisulfide.

After posting required construction phase financial assurance with the USFS, IDL and USACE and receiving confirmation from those agencies of approval of this construction phase financial assurance on September 20 and 21, 2025, the Company in October 2025 commenced early works construction on certain activities for the Project as authorized by the USFS, IDL and USACE. Early works construction activities initially were limited to the voluntary stipulations entered into by PRII and the plaintiffs in the two pending cases in federal district court challenging the USFS ROD and other federal agency approvals referenced above, which stipulations are further described under “NEPA Permitting Activities” below. The Company continued progressing these early works construction activities during the pendency of the legal proceedings with respect to the preliminary injunction motion in the Federal Environmental Case described under “NEPA Permitting Activities” below. As part of those proceedings, the Company advised the plaintiffs and the U.S. District Court hearing the motion that additional critical path construction activities beyond the stipulated early works activities would commence in phases beginning on May 30, 2026. After the District Court denied the plaintiffs’ motion on May 29, 2026, the Company initiated these additional critical path construction activities in accordance with its submittals to the District Court, and is now continuing those activities along with the early works activities subject to the stipulations as described above.

The Company is currently focused on advancing the Project towards a final investment and construction decision in the second half of 2026.

Exploration Activities

On August 6, 2026, the Company reported new high-grade gold and antimony discoveries and a new gold-tungsten zone at the Stibnite Mining District and provided an update on its 2026 exploration program in Valley County, Idaho. The Company’s 2026 drilling program contemplates a minimum of 10,000-meters of core drilling utilizing four drill rigs and may be expanded if warranted based on the results. Approximately 5,800 meters of the 2026 core drilling program have been completed to date and are being prepared for assay. The drill plan includes testing targets in the Yellow Pine and Hangar Flats deposits along strike and at depth to support potential pit extensions, upgrading inferred resources to measured and indicated categories within existing approved footprints, and testing high-grade targets near existing pits and planned milling infrastructure. Any future development outside the scope of the currently approved mine plan would require additional environmental review and permitting. Recent drilling between the permitted Yellow Pine and West End pits has identified multiple new high-grade gold intervals and a new gold-tungsten discovery, supporting tungsten, alongside historic exploration results and past tungsten production in the Stibnite Mining District, as an additional exploration focus and potential second critical mineral alongside antimony at the Stibnite site.

During the first half of 2026, the Company identified U.S. government-sponsored initiatives focused on tungsten and submitted grant funding proposals to support tungsten drilling, sampling, metallurgical analysis, and resource evaluation. There can be no assurance the Company will obtain such funding or identify recoverable quantities of tungsten will be identified. Any tungsten development would require separate environmental review and permitting outside the scope of the currently permitted Project.

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

Following the USFS’ publication of the ROD and FEIS approving the Modified Mine Plan for the Project, a lawsuit was filed against the USFS, USDA and other federal agencies on February 18, 2025, in the United States District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process (“Federal Environmental Case”). Among other remedies, the claimants seek to vacate the ROD issued by the USFS, the Final Biological Opinions issued by the U.S. Fish and Wildlife Service and the National Marine Fisheries Service on September 6, 2024, and October 7, 2024, respectively (together, the “Final Biological Opinions”) and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on April 2, 2025. The scheduling order for the Federal Environmental Case required all dispositive motions and briefs to be submitted by the end of January 2026. All pleadings were timely filed and the matter remains pending as further described below in this section.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture and other federal agencies in the U.S. District Court for the District of Idaho challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Stibnite Gold Project and alleging violations of NEPA and other federal statutes, regulations, and requirements in the regulatory review and approval process for the Project. Among other remedies, the Tribe seeks to vacate the USFS ROD and other regulatory approvals and to enjoin any further implementation of the Project (“Federal NPT Case”). PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025. The scheduling order in the Federal NPT Case required all dispositive motions and briefs to be filed by all parties before the end of June 2026. All pleadings were timely filed and the matter remains pending.

These two federal lawsuits challenging the USFS ROD and other approvals of the Project remain pending. As to the merits of the Federal Environmental Case and the Federal NPT Case, the Company believes the USFS ROD and other federal regulatory processes in these lawsuits, were conducted thoroughly and completely by the relevant federal regulatory agencies. However, the District Court has not yet ruled on these lawsuits and the Company cannot predict the outcome or timing of the Court’s ultimate decision on the merits, or in any interim proceedings, in the Federal Environmental Case or the Federal NPT Case. There can be no assurance that the Project approvals challenged in those two cases will be upheld upon judicial review or that the Company will be successful in defending against the challenges raised in the two lawsuits, including the preliminary injunction proceedings further described below in the Federal Environmental Case.

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

Before early works construction commenced as described in the “Engineering, Contracting and Construction Activities” section above, the Company entered into voluntary stipulations with the plaintiffs in the two above-mentioned federal lawsuits. Those stipulations provided for certain restrictions on the early works construction activities for the Project until February 1, 2026, after which the stipulations would terminate on 30-days’ notice by the Company to the plaintiffs. In exchange for the Company’s commitments to these restrictions, the plaintiffs in each case agreed not to seek a preliminary injunction against development of the Project in conformance with the stipulations during the restriction period. These stipulations were filed with the U.S. District Court for the District of Idaho in the two federal lawsuits. On March 16, 2026, the Company provided notice to the plaintiffs that the above-referenced stipulation restriction period would end 30 days from such notice.

Following the Company’s notice on March 16, 2026 relating to expiration of the above-referenced stipulation period, on May 8, 2026 the plaintiffs in the Federal Environmental Case filed a motion for a preliminary injunction seeking to delay certain planned construction activities for the Project. The plaintiffs’ motion expressly excluded early works construction activities that were contemplated under the previously agreed stipulations. The plaintiffs, however, sought to delay certain critical path construction activities (beyond the early works activities subject to the stipulations) that the Company had indicated would commence on May 30, 2026. On May 29, 2026, the District Court issued an order denying the plaintiffs’ motion for a preliminary injunction. The plaintiffs subsequently filed a notice of appeal of the District Court’s order denying the preliminary injunction motion with the U.S. Court of

Appeals for the Ninth Circuit and also requested an emergency stay of the District Court’s order pending the appeal. The Ninth Circuit on June 17, 2026 issued an order denying the plaintiffs’ request for a stay. Under the Ninth Circuit’s order, all briefs on the appeal are required to be filed by all parties by an outside date of August 20, 2026. While the appeal proceedings progressed, on June 24, 2026, the District Court heard oral argument on cross-motions for summary judgment on the merits of all the plaintiffs’ claims. All briefing relating to those motions is now complete, and the District Court is considering the summary judgment motions. No deadline for a ruling by the District Court’s on these motions on the merits has been set.

As part of the proceedings on the plaintiffs’ preliminary injunction motion in the Federal Environmental Case, the Company advised the plaintiffs and the U.S. District Court hearing the motion that additional critical path construction activities beyond the stipulated early works activities would commence in phases as of May 30, 2026. After the District Court denied the plaintiffs’ motion for preliminary injunction on May 29, 2026 the Company initiated the critical path construction activities in accordance with its submittals to the Court, and is continuing those activities along with the early works activities identified in the stipulations as described above.

Ancillary Permitting Update

With receipt of all federal permits, the Company is focused on advancing the Project towards full construction, including finalizing the remaining state permits and securing project financing. Recent permitting updates include:

●	In May 2024, the IDEQ issued its final CWA Section 401 Water Quality Certification for the Project (the “Certification”). In the second quarter of 2024, certain parties initiated a state administrative challenge to the Certification that will require a contested case hearing on certain issues. In March 2025, IDEQ provided a notice of intent to modify its original Certification and issued a final modified Certification on April 10, 2026. With regard to the pending administrative appeal, the hearing officer has set dates of November 3-4, 2026 for a contested case hearing in the administrative proceeding challenging the modified Certification.
●	IDEQ issued an air permit to construct (“PTC”) for the Project in 2022. After the permit was issued, certain parties initiated various administrative challenges under state law. After a series of administrative proceedings, including contested case proceedings in 2024-2025, the Idaho Board of Environmental Quality (“IBEQ”) on May 27, 2025 issued an order upholding the PTC as issued by IDEQ. The IBEQ on June 27, 2025 denied the petitioners’ motion for reconsideration. Thereafter, the petitioners that challenged the permit in the administrative proceedings filed a judicial appeal with the Idaho state court for Ada County. On July 7, 2026, the Idaho state court entered an order denying all of the petitioners’ claims challenging the permit and upholding the PTC in all respects. The petitioners have until August 18, 2026 to file an appeal of the state district court’s decision to the Idaho Supreme Court.
●	On March 31, 2025, the IDEQ issued the final cyanidation permit approving the tailing storage facility and water quality monitoring plan, which was the first phase of the cyanidation facility. On May 20, 2026, IDEQ issued the second phase cyanidation permit, which generally involves grinding and flotation circuits within the ore processing plant. The Company anticipates filing a third phase cyanidation permit application, which will include the pressure oxidation facilities, during the second half of 2026.
●	On January 30, 2026, the IDEQ issued an IPDES individual industrial wastewater discharge permit for the Project. In February 2026, certain parties initiated an administrative petition for review with IDEQ challenging this permit under state law. Pursuant to applicable Idaho IPDES regulations, IDEQ has issued an automatic stay of this IPDES permit and its terms and conditions until final agency action on the petition to review. The hearing officer for this administrative appeal has issued an order requiring petitioners to file their opening brief by September 1, 2026. A proposed schedule to complete all briefing by October 31, 2026 is pending with the hearing officer. No date for any further hearings that may be required has been set. Under the applicable IDEQ regulations, the automatic stay will remain in place until the hearing officer rules on the petitioners’ appeal.
●	On July 8, 2026, IDEQ released a draft IPDES sanitary wastewater discharge permit for the Project for public comment. The public comment period ended on August 7, 2026. The Company anticipates the final sanitary wastewater permit will be issued by IDEQ in the second half of 2026.

Previously submitted applications for certain regulatory approvals are continuing through the applicable administrative review processes. These include the Company’s application to IDEQ for an IPDES sanitary wastewater discharge permit and the IDEQ’s modification of the Clean Water Act Section 401 Certification described above. Applications to IDEQ for approval of certain drinking water systems also are pending. The IDEQ approvals of these systems are anticipated in 2027 after Project construction has advanced to the stage where the final designs for the systems will be prepared.

Results of Operations

In thousands of U.S. Dollars

Three and six months ended June 30, 2026 compared to three and six months ended June 30, 2025

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
EXPENSES
Exploration and pre-development	$103,922	$10,966	$157,020	$24,060
General and administration	2,493	745	5,844	2,579
Depreciation	163	32	278	63
OPERATING LOSS	106,578	11,743	163,142	26,702

OTHER (INCOME) EXPENSES
Grant income	(1,448)	(4,921)	(2,445)	(11,304)
Interest income	(7,603)	(764)	(14,522)	(1,142)
Other (income) expenses, net	14	(32)	(7)	(25)
Total other (income) expenses, net	(9,037)	(5,717)	(16,974)	(12,471)

NET LOSS	$97,541	$6,026	$146,168	$14,231

Net Loss

Net loss for the three months ended June 30, 2026 was $97.5 million compared with a net loss of $6.0 million for the three months ended June 30, 2025. The increase compared to the prior year period was primarily attributable to a $93.0 million increase in exploration and pre-development expense and a $3.5 million decrease in grant income, partially offset by a $6.8 million increase in interest income.

Net loss for the six months ended June 30, 2026 was $146.2 million compared with a net loss of $14.2 million for the six months ended June 30, 2025. This $132.0 million increase compared to the prior year period was primarily attributable to a $133.0 million increase in exploration and pre-development expense and a $8.9 million decrease in grant income, partially offset by a $13.4 million increase in interest income.

Exploration and Pre-Development

This expense relates to all exploration and evaluation expenditures related to the Project, including labor, drilling, field operations, engineering, permitting, environmental, legal and sustainability costs. Exploration and pre-development expenses during the three and six months ended June 30, 2026 were $103.9 million and $157.0 million, respectively, which was higher than both 2025 comparative periods, primarily due to an increase in spend following financings, financial assurance posting and commencement of early works construction. See additional details in the table below:

	For the three months ended June 30,		For the six months ended June 30,
In thousands of U.S. Dollars	2026	2025	2026	2025
Consulting and labor costs	$5,273	$2,433	$12,511	$5,329
Engineering	70,145	4,456	101,673	9,797
Environmental and reclamation	71	104	96	281
Field operations and drilling support	22,001	1,499	32,120	2,883
Legal and sustainability	1,453	420	2,681	925
Permitting	4,979	2,054	7,939	4,845
Total Exploration and Pre-Development	$103,922	$10,966	$157,020	$24,060

General and Administration

These expenses include corporate salaries and benefits, director fees, professional fees, shareholder and regulatory, and other operating expenses. General and administrative expenses for the three and six months ended June 30, 2026 were $2.5 million and $5.8 million, respectively, which was more than both 2025 comparative periods, primarily due to higher short term incentive payments approved by the Board of Directors to recognize milestones achieved and increased legal review and filing fees for the TRS, S-3 and S-8 in the first quarter of 2026 and legal review of the updated equity incentive plan and other corporate governance matters in the second quarter of 2026.

Grant Income

This income is from funding grants awarded to the Company from the DOW to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income for the three and six months ended June 30, 2026 was $1.4 million and $2.4 million, respectively, which was lower than both 2025 comparable periods due to the DPA funding being exhausted in May 2025.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income for the three and six months ended June 30, 2026 was $7.6 million and $14.5 million, respectively, which was higher than both 2025 comparable periods due to higher average cash balances.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of June 30, 2026, Perpetua Resources had $574.2 million in cash and cash equivalents, $60.9 million in restricted cash equivalents, $3.3 million in receivables, $5.0 million in prepaid expenses, $14.9 million in current deposits, and $46.7 million in trade and other payables. See additional discussion in “Capital Resources” section below.

The Company’s short-term liquidity needs include costs related to ongoing permitting, financial assurance, engineering, project financing, general corporate and administrative costs as the Company prepares for a final investment and construction decision for the Project in the second half of 2026, as well as certain early works and critical path construction activities and down payments on long-lead items approved for early investment. Short-term liquidity needs also include financial obligations under the various contracts entered into for construction work described above as early works and critical path construction activities, including the IPCo contracts, the ATCO contract and other vendor obligations described in the “Commitments” section below. The Company expects to finance these costs using cash on hand and, when available, funds available from the U.S. EXIM loan.

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

Project Financing from U.S. EXIM

On May 21, 2026, the board of U.S. EXIM unanimously approved a $2.9 billion senior secured long-term loan (“U.S. EXIM Loan”) under the Make More in America Initiative (“MMIA”) to support the development of the Company’s Stibnite Gold Project. U.S. EXIM’s approval came after extensive technical, financial, environmental and social due diligence and a 25-day notice period to Congress. The U.S. EXIM Loan will be available upon completion of definitive documentation and satisfaction of customary conditions precedent, which is expected to occur in the second half of 2026. The U.S. EXIM Loan is to be structured as a 13-year senior secured credit facility of $2.9 billion, consisting of an upfront facility of $2.4 billion with the remainder to cover capitalized interest during construction and U.S. EXIM’s exposure fee. Interest on the U.S. EXIM Loan is to be set at the applicable long-dated U.S. Treasury bond rate plus 100 basis points and will be fixed at the time of the first drawdown. Scheduled repayments are anticipated to commence in 2030. There can be no assurance the terms or amount of such loan will be the same as those approved by the board of U.S. EXIM or that the proposed financing plan will be sufficient for us to construct the Project. Perpetua continues to work with U.S. EXIM to advance through completion of U.S. EXIM’s due diligence and documentation processes. The final amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control.

Government Funding

The Company has been awarded government grants by the DOW. Since December 2022, the Company has received $59.2 million in funding under the TIA under Title III of the DPA. The TIA expired on June 16, 2025, and no additional funds are available under the program. The Company also has an ongoing contract under an OTIA with the DOW through DOTC for up to $27.1 million. See Note 8 to the Condensed Interim Consolidated Financial Statements for additional information regarding these grants. The Company continues to evaluate other U.S. government funding opportunities, including programs available through the DOW.

The Company recently applied for additional grant funding to undertake drilling, sampling, metallurgical analysis, and resource evaluation with respect to tungsten at the Project. There is no assurance that the application will be successful and, if successful, whether any funding awarded will be sufficient to conduct the proposed exploration and evaluation activities or that such exploration and evaluation will produce positive results. Any tungsten development project would require separate environmental review and permitting from the currently approved mine plan for the Project.

Commitments

See Note 9 – Commitments and Contingencies to the Condensed Interim Consolidated Financial Statements above, for additional details regarding the Company’s commitments. Expected commitment costs are included in the approved budget and capital costs discussed in the “Liquidity” section below.

Mining Claim Assessments

The Company currently holds mining claims and mill sites for which it has an annual assessment obligation of $0.3 million to maintain the claims in good standing. The Company is committed to these payments indefinitely.

Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain the option to purchase these properties. As of June 30, 2026, the option payments due on these properties during 2026 are $0.03 million. The agreements include options to extend.

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

Put Option Contracts

On July 2, 2026 and August 5, 2026, the Company purchased various put option contracts from major national banks chartered under U.S. federal law and paid total premiums of $28.9 million for the right, but not an obligation, to sell a total of up to 158,016 ounces of gold during 2031 at an established put strike price of $3,000 per ounce. The put contracts were purchased to mitigate the Company’s exposure to fluctuations in metal prices.

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

Liquidity

In June 2026, the Board of Directors approved a budget for the third quarter of 2026 to continue the progress made to date on permits, financing, and early works and critical path construction activities. This budget includes expenditures related to early works construction activities that commenced in the fall of 2025 following receipt of necessary permits and approvals as well as additional critical path construction activities that started on May 30, 2026. Our anticipated expenditures for the third quarter of 2026 are approximately $177 million which includes $131 million for detailed engineering, design work and down payments on long lead time equipment, $27 million for field operations and initial construction works, $7 million for exploration, $11 million for permit compliance, legal and other project costs, and $1 million for corporate costs. These costs are expected to be incurred prior to closing of the U.S. EXIM loan (if successful) and final investment and construction decision. Board approved costs are expected to be funded from cash on hand and are subject to change due to various factors such as cost overruns, litigation, weather events, or other unbudgeted events. The Board expects to approve the remaining 2026 budget during the second half of 2026 in connection with completion of the project financing and final investment and construction decision. The Company believes it has sufficient cash on hand to cover expenses incurred and expected to be incurred until the final investment and construction decision and has flexibility to adjust planned activities through the next twelve months based on available funds if the project financing is delayed.

Our long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $2,576 million as of the fourth quarter of 2025 according to the TRS, and to fund reclamation financial assurance, debt service, exploration and other corporate costs. As such, our capital expenditures may increase significantly during the next 12 months to reflect the commencement of full construction and any such expenditures would be subject to the timing and nature of project financing. The Company expects to finance the majority of these capital costs through cash on hand and project financing from U.S. EXIM or other sources and does not intend to commence full construction activities until such full project financing is in place.

We believe our Project financing plans will be successful, although there can be no assurance that the Company will successfully complete all of its contemplated plans because these plans are not entirely within our control as of the date hereof. As such, Perpetua remains open to strategic funding opportunities that support Perpetua’s overall financing and development goals for the Project, which may include the issuance of additional equity, new debt, or project specific debt; government funding; offtake, royalty or streaming arrangements; and/or other financing or strategic opportunities. The future receipt of potential funding from these and/or other means cannot be considered certain at this time. In the event funding for the Project is not available in the amounts or at the times anticipated, the Company may defer certain activities to ensure available cash resources are sufficient to satisfy the Company anticipated expenses until such full project financing is in place.

We have determined our current cash balance is sufficient to satisfy the Company’s ongoing obligations and to continue early works and critical path construction, engineering, permitting and other ongoing operations for at least 12 months from the date these financial statements are issued.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates subsequent to December 31, 2025. For a discussion of the Company’s critical accounting estimates for the fiscal year ended December 31, 2025, please see our 2025 Annual Report.

Off-Balance Sheet Arrangements

As at June 30, 2026, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

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

To help manage a portion of our exposure to changes in gold prices, we may enter into commodity hedging arrangements from time to time, including derivative instruments linked to gold prices. These arrangements are intended to reduce the variability of cash flows associated with a portion of our forecasted future gold production or sales, but they may not fully offset the effects of commodity price changes and may expose us to basis risk, counterparty credit risk, liquidity risk and the risk that hedge positions do not qualify for, or are not designated for, hedge accounting treatment. In addition, the timing and amount of gains or losses recognized on these instruments may not coincide with the timing and amount of the underlying commodity exposures.

As disclosed in Note 11, Subsequent Event, in July and August 2026, we purchased gold put option contracts to provide downside price protection for a portion of our forecasted gold production. Because these instruments were entered into after June 30, 2026, they were not outstanding as of the balance sheet date. Accordingly, no quantitative sensitivity analysis for these derivative instruments is presented as of June 30, 2026. A hypothetical 10.0% increase or decrease in the market price of gold would be expected to result in a corresponding change in the fair value of gold-linked derivative instruments, when outstanding, and in the value of the related underlying forecasted exposures. The actual impact on our consolidated financial statements would depend on a variety of factors, including the notional amount, tenor and structure of any hedging instruments, the volume and timing of underlying forecasted gold production or sales, whether the instruments are designated as hedging instruments for accounting purposes, and the extent to which any change in derivative fair value offsets changes in the value of the underlying exposure. While our hedging activities are intended to mitigate a portion of our exposure to declines in gold prices, they do not eliminate commodity price risk.

Foreign Currency Exchange Rate Risk

We operate in both the U.S. and Canada. Foreign currency exposure relates to transactions in currencies other than the functional currencies of our operations. We raise funds in U.S. dollars, incur expenditures substantially in U.S. dollars, and hold cash substantially in U.S. dollars. As of June 30, 2026, our most significant foreign currency exposures were between the U.S. Dollar and the Canadian Dollar, primarily on corporate general and administrative costs incurred in Canada.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

In April 2026, we implemented a new enterprise resource planning (“ERP”) system to upgrade certain business and financial systems. In connection with the ERP system implementation, we have updated our internal controls over financial reporting to accommodate modifications to our business processes and accounting procedures. Except as noted above, as of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the terms of the voluntary ASAOC executed in January 2021 with the U.S. EPA and the USDA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Company agreed to dismiss its pending action in the CWA case against the USFS without prejudice. On August 8, 2023, the Company and the Nez Perce Tribe filed the Settlement Agreement to resolve the Tribe’s CWA claims. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Under the Settlement Agreement, the Company anticipates that a dismissal with prejudice will be entered after completion of Perpetua’s required payments. All required payments to date have been made timely pursuant to the terms of the Settlement Agreement. As of June 30, 2026, the current portion of the settlement was $1.0 million with the remaining $1.0 million classified as long-term.

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

Additionally, following the USFS’ publication of the FEIS and ROD approving the Modified Mine Plan for the Project, a lawsuit was filed against the USFS, the USDA and other federal agencies on February 18, 2025 in U.S. District Court for the District of Idaho by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process (“Federal Environmental Case”). Among other remedies, the claimants seek to vacate the ROD, Final Biological Opinions and other Project approvals and enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the district court on April 2, 2025.

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

These two federal lawsuits challenging the USFS ROD and other approvals for the Project remain pending. The scheduling order in the Federal Environmental Case required all dispositive motions and briefs to be filed by all parties before the end of January 2026. These motions and briefs have been filed. Additional proceedings in this Federal Environmental Case are discussed below in this section. The scheduling order in the Federal NPT required all dispositive motions and briefs to be filed by all parties. before the end of June 2026. These motions and briefs have been filed. The District Court has not yet scheduled any further proceedings with respect to the Federal NPT Case.

On May 8, 2026, the plaintiffs in the Federal Environmental Case filed a motion for a preliminary injunction seeking to delay certain planned construction activities for the Project. The plaintiffs’ motion expressly excluded early works construction activities that were contemplated under previously agreed stipulations between the plaintiffs and the Company that are described in the NEPA Permitting Activities section, and these early works activities remain ongoing. The plaintiffs, however, sought to delay certain critical path construction activities (beyond the early works activities subject to the stipulations) that the Company had indicated would by commenced on May 30, 2026. On May 29, 2026, the District Court issued an order denying the plaintiffs’ motion for a preliminary injunction. The plaintiffs subsequently filed a notice of appeal of the District Court’s order denying the preliminary injunction motion with the U.S. Court of Appeals for the Ninth Circuit and also requested an emergency stay of the District Court’s order pending the appeal. The Ninth Circuit on June 17, 2026 issued an order denying the plaintiffs’ request for a stay. Under the Ninth Circuit’s order, all briefs are required to be filed by all parties by an outside date of August 20, 2026. While the appeal proceedings progressed, the District Court on June 24, 2026 heard oral argument on cross-motions for summary judgment on the merits of all the plaintiffs’ claims. All briefing relating to those motions is now complete, and the District Court is considering the summary judgment motions. No deadline for a ruling by the District Court’s on these motions on the merits has been set.

The Company believes that the request for a preliminary injunction in the Federal Environmental Case (and the various motions and appeal associated therewith) is without merit and intends to continue vigorously opposing them. The Company, however, cannot predict the outcome of decisions in the proceedings before the District Court and Ninth Circuit. If any of the relief requested by the plaintiffs were granted, it could delay or restrict further implementation of the Project.

As to the merits of the Federal Environmental Case and the Federal NPT Case, the Company believes the USFS ROD and other federal regulatory processes challenged in these lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, the District Court has not yet ruled on these lawsuits, and the Company cannot predict the outcome or timing of the Court’s ultimate decision on the merits, or in any interim proceedings, in the Federal Environmental Case or the Federal NPT Case. There can be no assurance that the Project approvals challenged in those two lawsuits will be upheld upon judicial review or that the Company will be successful in defending against the challenges raised in the two lawsuits, including the Ninth Circuit’s review of appeal of the District Court’s order denying the plaintiffs’ motion for a preliminary injunction in the Federal Environmental Case.

On March 20, 2025, a putative federal class action lawsuit was filed in the United States District Court for the District of Idaho against the Company and certain of its officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The claim, captioned Barnes et al. v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements during the period from April 17, 2024 to February 13, 2025 regarding the Company’s expected capital expenditures for the Stibnite Gold Project. On June 6, 2025, two new plaintiffs filed a joint stipulation seeking to be appointed co-lead plaintiffs, which was granted by the District Court on June 16, 2025. The plaintiffs filed a first amended complaint on August 15, 2025. The Company and other defendants thereafter filed a motion to dismiss the plaintiffs’ amended complaint on September 30, 2025, and on June 3,2026, the District Court issued an order granting the motion and dismissing all of the plaintiffs’ claims without prejudice, but also providing the plaintiffs with an opportunity to file an additional amended complaint. On July 24, 2026, the plaintiffs filed a second amended complaint against the Company and previously named officers. The time for the defendants to respond to the second amended complaint has not yet expired. The deadline for filing a motion to dismiss the second amended complaint is September 11, 2026. The Company believes that the claims asserted in the second amended complaint are without merit and intends to continue vigorously defending itself and the named officers. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

IBEQ published an order on May 27, 2025 upholding the air permit to construct (“PTC”) issued for the Project by the IDEQ in June 2022 and denying certain petitioners’ appeal from various administrative proceedings with respect to the PTC. The IBEQ on June 27, 2025 denied the petitioners’ motion for reconsideration. Thereafter, the petitioners filed a petition for judicial review in the Idaho state district court for the County of Ada against the IBEQ and IDEQ seeking to set aside the PTC as violative of applicable law and challenging the decisions of the IBEQ upholding the PTC. IDEQ and IBEQ subsequently moved to dismiss the complaint on procedural grounds, and the court denied that motion and allowed the petitioners to amend their petition. The petitioners’ amended petition, which named the Company as well as IDEQ and the IBEQ as defendants, was served on the Company on or about September 23, 2025. The court subsequently entered an order dismissing IBEQ as a party and requiring all briefs of the parties to be filed by an outside date of January 16, 2026. After the briefs were filed, the court held a hearing on the case in which the parties presented oral argument, and on July 7, 2026, the court entered an order denying the petitioner’s claims and upholding the PTC in all respects. The petitioners have until August 18, 2026 to file an appeal of the state district court’s decision to the Idaho Supreme Court. The Company believes that the IDEQ and the IBEQ properly followed Idaho law in issuing the PTC and that the state district court properly rejected the petitioners’ claims in their lawsuit. However, there can be no assurance that the PTC or the district court’s decision will be upheld upon further judicial review if the petitioners were to file an appeal with the Idaho Supreme Court.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ancillary Permitting Update” above for additional information relating to certain administrative challenges that have been initiated under Idaho law and are pending with respect to certain regulatory approvals issued by the Idaho Department of Environmental Quality.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2025 Annual Report and Quarterly Report on Form 10-Q for period ended March 31, 2026, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. Except for the below and as disclosed in our Quarterly Report on Form 10-Q for period ended March 31, 2026, there have been no material changes in our risk factors previously disclosed in our 2025 Annual Report.

We do not currently have sufficient funds or committed financing necessary to fund the estimated capital cost of the Project and related financing costs and facilities, and we may be unable to raise the necessary funds.

According to the TRS, as of December 31, 2025, the total initial capital cost estimate for the Project was approximately $2,576 million, excluding debt service and other financing costs and financial assurance obligations. Our ability to close the U.S. EXIM Loan and to obtain sufficient funds or committed financing to fund the estimated capital cost of the Project and related financing costs and facilities on acceptable terms, or at all, may be impacted by various factors, including, but not limited to, market conditions or commodity pricing; unfavorable interest rates; regulatory uncertainty; geopolitical events, including tensions or conflicts in the Middle East and Eastern Europe, that may impact global financial stability; the incurrence of additional debt, which may be subject to certain restrictive covenants; and permitting delays, challenges to our existing permits, ability to post financial assurance for operations following completion of construction or other unforeseen issues relating to our existing or future permits. In addition, the initial capital cost estimate presented in the TRS reflects the status of engineering and contracting, as well as cost estimates for construction and operations, based on commodity price and other economic assumptions as of December 31, 2025. Engineering, contracting and financing negotiations are ongoing, and the capital cost estimates may change as these activities progress, including changes due to design optimization or changes in economic and market conditions, and such changes may be material.

As part of our previously announced, comprehensive financing plan for the Project, on May 21, 2026, the board of U.S. EXIM unanimously approved a $2.9 billion senior secured long-term loan (“U.S. EXIM Loan”) under the Make More in America (“MMIA”) program to support the development of the Project. Closing of the U.S. EXIM Loan is subject to completion of definitive documentation and satisfaction of customary conditions precedent, which is expected to occur in the second half of 2026. There can be no assurance that we will be able to successfully negotiate definitive loan documents to close the loan or that, if closed, any funding provided by U.S. EXIM will be sufficient for us to construct the Project. If the U.S. EXIM Loan is delayed, is not available in the amounts or on the terms expected, or if the conditions to draw funding are not satisfied, we may not be able to fund the construction of the Project as planned, and would need to seek alternative sources of financing, which may not be available or may be available only on unfavorable terms. If we are able to successfully obtain financing from U.S. EXIM or another lender, the cost and terms of such financing may significantly reduce the expected benefits from development of the Project or render such development uneconomic, including by imposing restrictive covenants; limiting our ability to control certain property or development decisions; the loss of certain economic benefits of our property; or dilution to existing shareholders resulting from additional equity financing.

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

Closing of the U.S. EXIM Loan is subject to completion of due diligence and finalization of loan documentation. The amount and timing of any funding under the U.S. EXIM facility is subject to the satisfaction of conditions to closing and funding, some of which are outside the Company’s control.

On May 21, 2026, the board of U.S. EXIM unanimously approved the U.S. EXIM Loan to support the development of the Project. Availability of the proposed funding is subject to finalization of definitive documentation, including completion of the due diligence and underwriting process, which may not be completed on the expected timeline, or at all. In addition, as a condition to closing, the Company expects to be required to put in place one or more secured accounts or debt facilities to fund cost overruns during the construction phase of the Project, which may include cash on hand, subordinated debt, letters of credit or other financial instruments or may require the Company to raise additional capital through debt or equity offerings, or enter into strategic or commercial agreements with third parties. If the financing is approved, there can be no assurance that the U.S. EXIM financing, together with any cost overrun facilities or other sources of capital will be sufficient for the Company to construct the Project. Further, release of funding under any such commitment would be subject to the satisfaction of certain conditions and covenants by the Company at the time of each proposed draw under the facility. Some of these conditions are outside the Company’s control. There can be no assurance that the Company will be able to successfully satisfy any or all of such conditions on the expected timeline, or at all, and the amount and timing of such funding, if any, is uncertain.

The underwriting process and finalization of definitive documents is subject to the procedures, priorities and staffing of U.S. EXIM, including in connection with any shutdowns of the federal government. As a result, definitive loan documentation may not be processed on the Company’s preferred or expected timeline, and funds may not be available when needed to continue construction. Furthermore, U.S. EXIM funding is subject to the priorities of the federal government, which may result in changes to the amount, timing or conditions of funding. The final proposed terms of any U.S. EXIM funding may not be feasible or may be subject to conditions that the Company is unable to satisfy. If the Company is unable to secure U.S. EXIM financing, it may be unsuccessful in obtaining other project financing when needed or to continue construction on the Project.

Geopolitical tensions and potential military conflicts may materially affect our business and financial condition, and may increase our capital and operating costs.

Current and potential military conflicts, along with heightened geopolitical tensions globally, including the ongoing conflicts in the Middle East and Eastern Europe could adversely impact our operations, global economic conditions and commodity markets. Such events may cause significant disruptions to global supply chains, such as delays in shipping through critical routes like the Strait of Hormuz, increased costs for fuel and energy, and restricted access to equipment and other materials for our project. These supply chain disruptions and higher energy prices may also contribute to broader inflationary pressures affecting the costs of labor, materials, equipment, reagents, contractors, transportation, and other goods and services required for the development and operation of our project.

Such conflicts may also contribute to market volatility, fluctuation in foreign currency exchange rates, access to capital and investor sentiment, which could adversely affect our stock price and the cost of financing. Furthermore, the imposition of economic sanctions, export controls or other trade restrictions by the U.S. or other governments may increase costs for equipment and other materials.

Although we are taking steps to mitigate or avoid these risks, we cannot assure that these measures will successfully prevent or lessen the impact of political, regulatory, and trade-related risks on our costs and project delivery schedule. If these tensions escalate or persist, our business, financial condition and estimated capital and operating costs could be materially and adversely affected.

Our operations, including permits, currently are and in the future may be subject to legal challenges, which could result in adverse impacts to our business and financial condition.

Our mining, exploration and development operations, including Project construction and operations and the regulatory authorizations required for such activities, may be subject to legal challenges at the international, federal, state and local level by various parties. Such legal challenges may allege non-compliance with laws and regulations by regulatory agencies or the Company and may seek to invalidate permits or regulatory actions regarding the Project or future projects undertaken by the Company. Such proceedings also may seek temporary, preliminary or permanent injunctive relief that could restrict, delay or halt some or all Project activities while the underlying claims are pending. For example, on February 18, 2025 following the USFS’ publication of its ROD and FEIS authorizing the Project, subject to conditions such as approval of the mine plan of operations and other plans and posting of required financial assurance, claims were filed in the U.S. District Court for the District of Idaho against the USFS and other federal agencies by a number of claimants (the “Federal Environmental Case”). The claims allege, among other things, violations of NEPA and other federal laws in the regulatory process and seek to vacate key governmental permits and enjoin any further implementation of the Project. On August 29, 2025, the Nez Perce Tribe filed similar claims against the USFS and other federal agencies in the U.S. District Court for the District of Idaho challenging the USFS ROD and other federal authorizations relating to the Project. The Court has granted PRII’s motion to intervene in both lawsuits which remain pending. On May 29, 2026, the District Court issued an order denying a motion for a preliminary injunction seeking to delay certain planned construction activities for the Project filed by plaintiffs in the Federal Environmental Case. The plaintiffs subsequently filed a notice of appeal of the District Court’s order denying the preliminary injunction motion with the U.S. Court of Appeals for the Ninth Circuit and also requested an emergency stay of the District Court’s order pending the appeal. The stay request was denied by the Ninth Circuit on June 17, 2026 and the appeal remains pending.

Other legal challenges have been instituted, including a lawsuit in Idaho state district court appealing from the issuance of an air permit to the Company for the Project by the IDEQ, a state administrative contested case proceeding challenging the IDEQ’s Clean Water Act Section 401 water quality certification and an additional state administrative challenge contesting IDEQ’s issuance of Idaho Pollutant Discharge Elimination System industrial wastewater discharge permit.

While the Company believes the federal and state regulatory processes in respect of the Project have been conducted thoroughly and completely by the relevant federal and state regulatory agencies, there can be no assurance that the challenged Project approvals will be upheld upon administrative or judicial review or that such proceedings will be resolved in a timely manner. Also, the timing with respect to the decisions that will be issued in these legal challenges is uncertain. There also can be no assurance that any requested injunctive or other interim relief will be denied. The Company believes that the lawsuits and administrative cases in respect of the Project are without merit and the Company intends to continue vigorously opposing claims challenging the Project. The Company, however, cannot predict the outcomes of the lawsuits and administrative cases. If the requested relief is granted, it could delay or restrict further implementation of the Project.

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

The implementation of a new ERP system and other new business and financial information systems could disrupt our business and adversely affect our operations, financial reporting and internal controls.

We are currently undertaking certain technology upgrades and enhancements to support the growth of our business and the development of the Project as we prepare for full construction and operations, including implementation of a new ERP system to upgrade certain business and financial systems. These efforts are complex, costly and time-consuming and require substantial management attention, changes to business processes, and reliance on third-party consultants, service providers and personnel with appropriate technical expertise.

If the implementation, integration or modification of these systems is delayed, more costly than expected, or not successfully executed, we could experience system failures, data migration issues, loss of information, diminished reporting capabilities, or disruptions relating to procurement, vendor and contractor management, project cost tracking, financial reporting, tax compliance and other routine business activities. Any such issues could adversely affect our internal control structure and control environment, increase costs, reduce productivity, delay aspects of Project development or construction, and have a material adverse effect on our business, financial condition and results of operations.

Our use of derivative financial instruments may not adequately protect us from gold price volatility and exposes us to counterparty and other risks.

We utilize derivative financial instruments to reduce our exposure to market risks from changes in gold prices related to a portion of our expected future production, and we will be exposed to risks related to counterparty creditworthiness or non-performance under these instruments. In July and August 2026, we entered into several gold put option contracts. We may enter into additional derivative instruments in the future. While our strategy is designed to provide downside price protection for a portion of our expected gold production, there can be no guarantee that our strategy will be effective, and we may experience losses, incur additional costs, or fail to realize the full benefits of favorable commodity price movements in some circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the six months ended June 30, 2026, the Company and its subsidiaries were not subject to any enforcement activity by MSHA and have no citations to disclose under the Mine Act.

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
10.1*#

Amendment No. 2 to Engineering, Procurement, and Construction Management Services Agreement, made and executed as of April 16, 2026, by and between Perpetua Resources Idaho, Inc. and Hatch Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 22, 2026).

10.2+	Perpetua Resources Corp. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2026).
10.3+

Form of RSU Award Agreement under Perpetua Resources Corp. 2026 Equity Incentive Plan effective June 2026 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2026).

10.4+

Form of PSU Award Agreement under Perpetua Resources Corp. 2026 Equity Incentive Plan effective June 2026 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2026).

10.5+

Form of DSU Award Agreement under Perpetua Resources Corp. 2026 Equity Incentive Plan effective June 2026 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2026).

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

+Compensatory plan or arrangement

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

Date: August 14, 2026	PERPETUA RESOURCES CORP.

	By:	/s/ Jonathan Cherry
	Name:	Jonathan Cherry
	Title:	President, Chief Executive Officer and Director