Form 10-Q
period 2026-09-30
PERPETUA RESOURCES CORP.
filed 2026-11-13
CIK 1526243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 125,097,803 common shares outstanding.

PERPETUA RESOURCES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we,” “our,” “the Company,” “Perpetua Resources” and “Perpetua” are to Perpetua Resources Corporation and its subsidiaries, Perpetua Resources Idaho, Inc. (“PRII”) and Idaho Gold Resource Company, LLC (“IGRC”); and any reference to “the Corporation” is to Perpetua Resources Corporation.

These forward-looking statements include, but are not limited to, disclosure regarding the anticipated timing, documentation, final terms, closing and funding of the Company’s proposed financing from the Export-Import Bank of the United States (“U.S. EXIM”); the Company’s ability to satisfy conditions precedent and other requirements under the proposed U.S. EXIM financing; timing of anticipated milestones related to the Company’s Stibnite Gold Project (the “Project”) and financing; ongoing funding and anticipated liquidity; our ability to comply with, obtain and defend permits related to the Project; the expected outcomes of the Project, including our mineral reserves and mineral resources; the intended environmental and related outcomes associated with the South Fork Salmon Water Quality Enhancement Fund (the “Fund”) related to the Nez Perce Tribe’s CWA lawsuit; good faith discussions between the Company and the Nez Perce Tribe with respect to future permitting and activities at the Project; environmental clean-up actions by us and our contractors; the expected commercial demand for antimony and the Company’s ability to supply it; our ability to successfully implement and fund the Project; the occurrence of the expected benefits from the Project, including contributions to the workforce, national security and clean energy transition; predictions regarding improvements to water quality, water temperature and fish habitats and other environmental conditions at the site, including with respect to the process and timing of such improvements; success of exploration, development and environmental protection, closure and remediation activities; the realization of benefits from strategic partnerships including with the Idaho National Laboratory (“INL”); the timing and results of future exploration and material sampling by the Company; the expected design, construction, commissioning, operation, testing and results of the INL pilot plant; plans for the design and construction of the Project; the viability of the Project; expected construction, development and operating costs in the event that a production decision is made; requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims; planned exploration and development of properties, including with respect to antimony and tungsten, and the results thereof; and development of any additional resources and reserves and the permitting requirements with respect to any such additional resources and reserves.

Statements concerning mineral resource and mineral reserve estimates and exploration plans, targets or results may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if the Project is developed and are subject to the assumptions and analysis underlying our mineral reserve estimates as outlined herein and in the Technical Report Summary included in Item 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (such technical report, the “TRS” and such annual report, the “2025 Annual Report”). There can be no assurance that exploration activities will result in the discovery of additional resources or reserves and isolated exploration results may not be indicative of the occurrence of a mineral deposit. Such results do not provide assurance that further work will establish sufficient grade, continuity, metallurgical characteristics and economic potential to be classed as a category of mineral resource. Exploration results are inherently uncertain and subject to numerous risks and uncertainties, including geological factors, market conditions, and regulatory changes. Furthermore, development of any additional resources and reserves discovered would be subject to any applicable NEPA and permitting requirements.

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

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report, in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report and in Item 1A, Risk Factors, in our Quarterly Reports for the periods ended March 31, 2026 and June 30, 2026. These factors include, but are not limited to, the following:

●	delays in negotiation, or inability to satisfy the conditions to signing, closing or funding of the U.S. EXIM financing or material changes to the terms of the financing;
●	inability to access financing from other sources or strategic partners to fund the exploration, permitting, development and construction of the Project on acceptable terms, or at all, if our proposed financing is not sufficient to complete construction of the Project;
●	delays in obtaining or failure to obtain required permits and other governmental approvals, the legal challenges by third parties to any such permits or governmental approvals, or the ability of the Company to comply with the terms and requirements of such permits and other governmental approvals;
●	regulatory and legal changes, requirements for additional capital, requirements for additional permits and the potential effect of proposed notices of environmental conditions relating to mineral claims;
●	material changes to the analyses and other information based on expectations of future performance and planned work programs;
●	future events, conditions or financial performance that differ materially from assumptions about future economic conditions and courses of action;
●	the industry-wide risks and project-specific risks identified in the TRS;
●	the likelihood of successful mining operations or the profitable production of minerals and precious metals;
●	the Company’s history of losses and expectation of future losses;
●	the Company’s limited property portfolio and potential challenges, transfers, claims and other defects related to its title to its mineral properties and projects;
●	changes in timing, costs and potential success of future activities on the Company’s properties, including but not limited to, increases in development and construction costs, as well as operating costs in the event that a production decision is made, and the Company’s ability to achieve production at the Project if constructed;
●	changes resulting from potential results of exploration, development and environmental protection, reclamation and remediation activities, including activities relating to construction and operation of the Project and legacy conditions in the Stibnite Mining District caused by historic mining activities by operators before the Company;
●	changes in exploration programs based upon results of exploration, funding, permitting, or other limitations;
●	changes in estimated mineral reserves or mineral resources or unexpected variations in quantity of mineralized material, grade, or recovery rates;
●	inability to timely implement procurement and construction plans and schedules;
●	risks related to the INL pilot plant collaboration, including the risk that the partnership may not achieve its anticipated technical, operational, funding or commercial objectives, or may be delayed, modified or terminated;
●	failure of mining methods or processes to operate as anticipated;

●	current or future legal challenges, proceedings, litigation, or other actions or allegations relating to regulatory approvals, environmental conditions or liabilities, or other matters relating to the Project, including the existing lawsuits and administrative actions challenging certain approvals of the Project issued by various federal and state agencies and the securities class action lawsuit, and potential future claims and litigation challenging the validity of the permits and approvals issued with respect to the Project or otherwise seeking to delay or prevent development of the Project or to impose liabilities on the Company;
●	risks related to opposition to the Project;
●	risks related to legal proceedings seeking temporary or permanent relief, including preliminary relief pending the outcome of such proceedings, from courts or agencies that could delay or halt implementation of Project activities or the Project as a whole;
●	global economic, political and social conditions and financial markets, including any potential regulatory or policy changes, proposed legislation, the imposition or increase in tariffs, changes in existing trade agreements and trade relations, inflationary pressures, elevated interest rates and any shutdowns of the U.S. federal government;
●	operations and contractual obligations;
●	changes in gold and antimony commodity prices;
●	changes in interest rates, tax rates, operating or production costs;
●	our ability to implement our strategic plan and to maintain and manage growth effectively;
●	our reliance on outside consultants or contractors for construction of the Project and other critical services;
●	risks related to our largest shareholder and other significant shareholders;
●	loss of key executives or the inability to hire or retain key executives or employees to support construction, permitting and operational activities;
●	high levels of competition within the mining industry;
●	availability of equipment, labor, materials and services required for construction and operation of the Project, including the Company’s ability to obtain supplies and equipment when needed and at expected prices;
●	labor shortages and disruptions;
●	accidents, effects of weather and other natural phenomena and other risks associated with the mineral exploration industry;
●	cyberattacks and other security breaches of our information and technology systems; and
●	other factors and risks described under Item 1A, Risk Factors of this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands of U.S. Dollars, except for shares

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$443,361	$714,171
Receivables	3,214	1,830
Deferred financing asset (Note 1)	4,567	—
Prepaid expenses	5,189	4,972
Deposits (Note 9)	14,853	27,572
	471,184	748,545
NON-CURRENT ASSETS
Mineral properties and interest (Note 3)	70,442	67,680
Buildings and equipment, net (Note 4)	62,972	1,838
Operating lease right-of-use assets (Note 5)	3,079	31
Restricted cash equivalents	61,400	59,550
Derivative assets (Note 10)	19,969	—
TOTAL ASSETS	$689,046	$877,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$38,159	$13,565
Lease liabilities (Note 5)	984	88
CWA settlement payable (Note 9)	1,000	1,000
	40,143	14,653
NON-CURRENT LIABILITIES
Lease liabilities (Note 5)	2,762	156
CWA settlement payable (Note 9)	1,000	1,000
Reclamation liabilities (Note 7)	3,003	534
TOTAL LIABILITIES	46,908	16,343

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (Note 6)
Common shares, without par value, unlimited shares authorized, 125,095,803 and 124,124,030 shares outstanding, respectively	1,496,526	1,490,420
Additional capital	66,521	66,454
Accumulated deficit	(920,909)	(695,573)
TOTAL SHAREHOLDERS’ EQUITY	642,138	861,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$689,046	$877,644

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

In thousands of U.S. Dollars, except for shares and per share amounts

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
EXPENSES
Exploration and pre-development	$74,138	$32,127	$231,158	$56,187
General and administration	2,075	1,575	7,919	4,154
Depreciation	176	36	454	99
OPERATING LOSS	76,389	33,738	239,531	60,440

OTHER (INCOME) EXPENSES
Grant income (Note 8)	(692)	(3,333)	(3,137)	(14,637)
Interest income	(5,510)	(4,673)	(20,032)	(5,815)
Change in fair value of derivative instruments (Note 10)	8,952	—	8,952	—
Other expenses (income), net	29	24	22	(1)
Total other expenses (income), net	2,779	(7,982)	(14,195)	(20,453)

NET LOSS	$79,168	$25,756	$225,336	$39,987

NET LOSS PER SHARE, BASIC AND DILUTED	$0.63	$0.24	$1.80	$0.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	125,095,803	107,020,838	124,960,211	84,838,623

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands of U.S. Dollars, except for shares

	Common Shares		Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2024	70,266,550	$668,665	$35,375	$(595,181)	$108,859
Share based compensation	—	—	1,216	—	1,216
Share units distributed	921,294	4,906	(4,906)	—	—
Exercise of share purchase options	98,000	1,062	(382)	—	680
Net loss for the period	—	—	—	(8,205)	(8,205)
BALANCE, March 31, 2025	71,285,844	$674,633	$31,303	$(603,386)	$102,550
Shares sold through offering, net of costs	32,197,757	$411,108	—	$—	$411,108
Share based compensation	—	—	476	—	476
Share units distributed	195,661	922	(922)	—	—
Exercise of share purchase options	193,000	2,551	(916)	—	1,635
Net loss for the period	—	—	—	(6,026)	(6,026)
BALANCE, June 30, 2025	103,872,262	$1,089,214	$29,941	$(609,412)	$509,743
Shares sold through offering, net of costs	3,693,300	46,802	—	—	46,802
Share based compensation	—	—	862	—	862
Share units distributed	10,000	35	(35)	—	—
Exercise of share purchase options	40,500	536	(192)	—	344
Net loss for the period	—	—	—	(25,756)	(25,756)
BALANCE, September 30, 2025	107,616,062	$1,136,587	$30,576	$(635,168)	$531,995

BALANCE, December 31, 2025	124,124,030	$1,490,420	$66,454	$(695,573)	$861,301
Share based compensation	—	—	1,755	—	1,755
Share units distributed	602,661	2,549	(2,549)	—	—
Exercise of share purchase options	223,000	2,773	(1,027)	—	1,746
Net loss for the period	—	—	—	(48,627)	(48,627)
BALANCE, March 31, 2026	124,949,691	$1,495,742	$64,633	$(744,200)	$816,175
Share based compensation	—	—	1,216	—	1,216
Share units distributed	146,112	784	(784)	—	—
Net loss for the period	—	—	—	(97,541)	(97,541)
BALANCE, June 30, 2026	125,095,803	$1,496,526	$65,065	$(841,741)	$719,850
Share based compensation	—	—	1,456	—	1,456
Net loss for the period	—	—	—	(79,168)	(79,168)
BALANCE, September 30, 2026	125,095,803	$1,496,526	$66,521	$(920,909)	$642,138

See accompanying notes to the unaudited condensed consolidated financial statements.

Perpetua Resources Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands of U.S. Dollars

	For the nine months ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(225,336)	$(39,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation (Note 6)	4,427	2,554
Depreciation	454	99
Change in fair value of derivative instruments (Note 10)	8,952	—
Environmental and reclamation accretion	42	—
Unrealized foreign exchange (gain) loss	4	(15)
Changes in:
Receivables	(1,384)	(30)
Prepaid expenses	(333)	(439)
Deposits - current	1,254	(10,604)
CWA settlement payable	—	(1,000)
Trade and other payables	24,594	5,120
Net cash used in operating activities	(187,326)	(44,302)

INVESTING ACTIVITIES:
Deposit on equipment purchase	—	(13,105)
Investment in mineral properties and interest	(335)	(335)
Purchase of buildings and equipment	(49,432)	(1,113)
Purchase of derivative asset (Note 10)	(28,921)	—
Net cash used in investing activities	(78,688)	(14,553)

FINANCING ACTIVITIES:
Proceeds from sale of common shares, net of issuance costs	—	457,910
Proceeds from exercise of share purchase options	1,746	2,659
Payment of deferred financing costs (Note 1)	(4,567)	—
Payment of finance leases	(121)	—
Net cash (used in) provided by financing activities	(2,942)	460,569

Effect of foreign exchange on cash, cash equivalents, and restricted cash equivalents	(4)	15

Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	(268,960)	401,729
Cash, cash equivalents, and restricted cash equivalents, beginning of period	773,721	47,105
Cash, cash equivalents, and restricted cash equivalents, end of period	$504,761	$448,834

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,172	$68
Right-of-use assets obtained in exchange for new finance lease liabilities	$580	$—

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS
Cash and cash equivalents	$443,361	$445,834
Restricted cash equivalents	61,400	3,000
Total cash, cash equivalents, and restricted cash equivalents	$504,761	$448,834

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

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Perpetua Resources Corp. and its wholly owned subsidiaries, Perpetua Resources Idaho, Inc. and Idaho Gold Resource Company, LLC. All intercompany transactions, balances, income and expenses have been eliminated. The unaudited condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2025. Certain prior period amounts have been reclassified to be consistent with current period presentation. See Note 2 for a summary of significant accounting policies.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. Operating results for the nine months ended September 30, 2026 may not be indicative of results expected for the full year ending December 31, 2026. Management estimates that the Company’s 2026 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the nine months ended September 30, 2026.

The Company’s long-term plan is to generate future profitable operations through the development of the Project, which will require additional financing. The Company does not intend to commence full construction on the Project until full financing is in place for construction of the Project. While the Company expects to complete documentation and satisfy the conditions to initial funding, if such financing is delayed, the Company has flexibility to defer or delay such expenses until financing is in place. The full financing is expected to include project financing from the Export-Import Bank of the United States (“U.S. EXIM”) or other sources as well as proceeds from the Company’s 2025 equity offerings.

On May 21, 2026, the board of U.S. EXIM unanimously approved a $2.9 billion senior secured long-term loan (“U.S. EXIM Loan”) under the Make More in America Initiative (“MMIA”) to support the development of the Project. The U.S. EXIM Loan will be available upon completion of definitive documentation and satisfaction of customary conditions precedent, which is expected to occur in the first quarter of 2027. Transaction costs of $4.6 million were deferred during the nine months ended September 30, 2026 ($nil – September 30, 2025) following approval by the board of U.S. EXIM in May 2026 and expected to be amortized over the term of the U.S. EXIM Loan once issued. There can be no assurance the terms or amount of such loan will be the same as those approved by the board of U.S. EXIM or that the loan will be sufficient for us to construct the Project. Perpetua continues to work with U.S. EXIM to advance through completion of U.S. EXIM’s due diligence and documentation processes. The final amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control.

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

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and vesting and distribution of awarded share units, if dilutive. The Company’s potential dilutive common shares include outstanding share purchase options, restricted share units (“RSUs”), performance share units (“PSUs”), deferred share units (“DSUs”) and share purchase warrants. Potentially dilutive shares as of September 30, 2026 and 2025, are as follows:

	September 30,	September 30,
	2026	2025
Share purchase options	—	353,000
Share units (RSU, PSU, DSU)	1,085,258	1,638,215
Share purchase warrants	4,823,408	—
Total	5,908,666	1,991,215

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

2.Summary of Significant Accounting Policies

a.Significant Accounting Policies

Please see Note 2 — Summary of Significant Accounting Policies contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 10 below for additional details.

b.Recently Issued Accounting Pronouncements

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

3.Mineral Properties and Interest

The Company’s subsidiaries acquired mineral rights to the Project through several transactions. All mineral and surface rights, where applicable, are held by the Company’s subsidiaries through patented and unpatented lode mining claims and mill sites, except for the 27 patented lode claims totaling approximately 485 acres which are held under an option to purchase. All of the Project is subject to a 1.7% Net Smelter Returns (“NSR”) royalty upon the sale of project-related gold production and 100% NSR royalty on the future payable silver production.

The Company’s obligations under the gold and silver royalty agreements with a wholly owned subsidiary of Franco-Nevada Corporation (such subsidiary, “FNIC”) are secured by a continuing security interest and a first priority lien on certain collateral including the land and mineral interests comprising the Project.

As of September 30, 2026, the Company determined the Project’s mining deposits had not yet met the criteria for capitalization. Development costs incurred after such determination will be capitalized. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.

At September 30, 2026 and December 31, 2025, the Company’s mineral properties and interest at the Project totaled $70.4 million and $67.7 million, respectively. Included in mineral properties and interest are annual payments made under option agreements, whereby the Company is entitled to continue to make option payments annually or, ultimately, purchase certain properties.

4.	Buildings and Equipment

At September 30, 2026 and December 31, 2025, the Company’s buildings and equipment were as follows:

	September 30,	December 31,
In thousands of U.S. Dollars	2026	2025
Buildings	$61,334	$2,852
Equipment	7,692	5,159
Finance Lease Right-of-Use Assets	786	225
	69,812	8,236
Accumulated Depreciation	(6,840)	(6,398)
Balance	$62,972	$1,838

During the nine months ended September 30, 2026, the Company’s depreciation expense on buildings and equipment was $0.5 million (September 30, 2025: $0.1 million).

5.Leases

a.	Finance Leases

We have entered into various lease agreements, primarily for equipment at our operations, which we have determined to be finance leases.

At September 30, 2026, the total liability associated with the finance leases was $0.7 million (December 31, 2025: $0.2 million), with $0.2 million (December 31, 2025: $0.1 million) of the liability classified as current and $0.5 million (December 31, 2025: $0.1 million) classified as non-current. The assets related to these finance leases are recorded in Buildings and Equipment, net, on our consolidated balance sheets and totaled $0.7 million as of September 30, 2026 (December 31, 2025: $0.2 million), net of accumulated depreciation.

During the nine months ended September 30, 2026, expense related to finance leases was $0.1 million (September 30, 2025 - $nil) for depreciation of the related assets, and $0.01 million (September 30, 2025 - $nil) for interest expense.

Our finance leases as of September 30, 2026, had a weighted average remaining term of 3.25 years and a weighted average discount rate of 7.0%.

At September 30, 2026, the annual maturities of finance lease commitments, including interest, were (in thousands of U.S. Dollars):

Remainder of 2026	$59
2027	237
2028	228
2029	178
2030	44
Total	746
Less: effect of interest	(81)
Finance lease liability	$665

b.	Operating Leases

We have entered into various lease agreements, primarily for our corporate offices and land at our operations, which we have determined to be operating leases.

At September 30, 2026, the total liability balance associated with the operating leases was $3.1 million (December 31, 2025: $0.03 million), with $0.8 million (December 31, 2025: $0.03 million) of the liability classified as current and $2.3 million (December 31, 2025: $nil) classified as non-current. The right-of-use assets for our operating leases totaled $3.1 million as of September 30, 2026 (December 31, 2025: $0.03 million).

During the nine months ended September 30, 2026, operating lease expense and cash paid for operating leases included in operating activities totaled $0.6 million (September 30, 2025 – $0.02 million) and $0.6 million (September 30, 2025 - $0.02 million), respectively.

Our operating leases as of September 30, 2026 had a weighted-average remaining term of 3.65 years and a weighted average discount rate of 8.5%.

At September 30, 2026, the annual maturities of undiscounted operating lease payments, were (in thousands of U.S. Dollars):

Remainder of 2026	$258
2027	1,012
2028	1,034
2029	640
2030	553
2031	117
Total	3,614
Less: effect of discounting	(534)
Operating lease liability	$3,080

6.Shareholders’ Equity

a.	Authorized
●	Unlimited number of common shares without par value.
●	Unlimited number of first preferred shares without par value.
●	Unlimited number of second preferred shares without par value.
b.	Share-based compensation

On March 8, 2021, the Corporation adopted the Omnibus Equity Incentive Plan (the “2021 Plan”) which was approved by the Corporation’s shareholders on April 16, 2021 and amended on May 16, 2024 to increase the aggregate number of common shares available for issuance.

On April 16, 2026, the Board approved an amendment and restatement of the 2021 Plan and renamed it the 2026 Equity Incentive Plan (the “Plan”), which was approved by shareholders and became effective on June 4, 2026. Awards granted under the 2021 Plan remain outstanding in accordance with their terms and the terms of the 2021 Plan and applicable award agreements; however, no new awards may be granted under the 2021 Plan after the effective date of the Plan.

The Plan allows for share purchase options, share appreciation rights, restricted shares, restricted share units, performance shares, performance share units or other share-based awards, in each case with or without dividend equivalent rights. The maximum number of shares that may be issued pursuant to awards granted under the Plan is 8,280,530 shares, and shares underlying expired, terminated, cancelled, forfeited or repurchased awards generally become available again for grant, subject to the terms of the plan. Shares issued under the Plan may be authorized but unissued shares, treasury shares, or shares purchased on the open market or by private purchase.

Awards are generally subject to a minimum one-year vesting requirement, subject to limited exceptions, and non-employee director awards in any calendar year may not exceed a grant date fair value of $250,000. Unvested awards generally are forfeited upon termination of employment or service before vesting, except as otherwise provided in the Plan, the applicable award agreement or other applicable agreements. The Plan also provides for double-trigger vesting in connection with a change in control, and certain executives have employment agreements providing for vesting upon specified termination events.

Share-based compensation was recognized in the unaudited condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands of U.S. Dollars	2026	2025	2026	2025
Exploration and pre-development	$718	$552	$1,912	$1,678
General and administration	738	310	2,515	876
Total	$1,456	$862	$4,427	$2,554

Share purchase options

The following table summarizes activity for share purchase options awarded under the Plan:

	Number of	Weighted Average
	Options	Exercise Price (C$)
Balance December 31, 2025	288,000	$10.59
Options expired	(20,000)	11.80
Options exercised	(223,000)	10.78
Options cancelled or forfeited	(45,000)	9.13
Balance September 30, 2026	—	$—

No options were granted during the nine months ended September 30, 2026 and September 30, 2025 and no options are outstanding as at September 30, 2026.

Restricted Share Units

The following table summarizes activity for RSUs awarded under the Plan, as applicable, that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2025	546,614	$5.70
Granted	136,919	30.33
Distributed (vested)	(324,739)	4.67
Cancelled	(45,298)	13.06
Unvested, September 30, 2026	313,496	$16.46

During the nine months ended September 30, 2026, the Company awarded 136,919 RSUs (September 30, 2025: 248,777 RSUs) with a weighted average grant date fair value of $30.33 per RSU (September 30, 2025: $8.35) or approximately $4.2 million in total (September 30, 2025: $2.1 million).

During the nine months ended September 30, 2026, the fair value of RSU awards distributed was approximately $9.7 million (September 30, 2025: $4.7 million).

During the three and nine months ended September 30, 2026, the Company recognized $0.7 million (September 30, 2025: $0.4 million) and $2.0 million (September 30, 2025: $1.1 million) respectively, in compensation expense related to RSUs and expects to record an additional $2.7 million in compensation expense over a weighted average remaining vesting period of 1.5 years.

Unvested units as of September 30, 2026 are expected to vest as follows:

Remainder of 2026	7,929
2027	168,830
2028	96,570
2029	40,167
Total	313,496

Performance Share Units

The following table summarizes activity for PSUs and market-based performance share units (“MPSUs”) awarded under the Plan, as applicable, that vest over the required service period of the participant:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Unvested, December 31, 2025	632,892	$7.34
Granted	126,852	50.06
Added by performance factor	130,788	5.98
Distributed	(424,034)	6.13
Cancelled	(71,039)	11.79
Unvested, September 30, 2026	395,459	$21.09

During the three and nine months ended September 30, 2026, the Company recognized $0.7 million (September 30, 2025: $0.4 million) and $1.7 million (September 30, 2025: $1.1 million) respectively, in compensation expense related to PSUs and MPSUs and expects to record an additional $5.6 million in compensation expense over a weighted average remaining vesting period of 2.2 years.

During the three and nine months ended September 30, 2026, the fair value of PSUs and MPSUs distributed was $nil (September 30, 2025: $0.2 million) and $12.8 million (September 30, 2025: $6.0 million), respectively.

The PSUs and MPSUs are expected to vest as follows:

Remainder of 2026	58,500
2027	107,191
2028	98,626
2029	128,142
2030	3,000
Total	395,459

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

During the nine months ended September 30, 2026, the Company awarded 3,000 PSUs (September 30, 2025: nil) with a weighted average grant date fair value of $23.49 per PSU (September 30, 2025: $nil) or approximately $0.1 million in total (September 30, 2025: $nil).

Market-based PSUs: During the nine months ended September 30, 2026 and 2025, the Company granted MPSUs where vesting is based on the Company’s cumulative total shareholder return (“TSR”) as compared to the constituents that comprise the VanEck Junior Gold Miners ETF (“GDXJ Index”) a group of similar junior gold mining companies, over a three-year period (the “Performance Period”). The ultimate number of MPSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Performance Period. Because the number of MPSUs that are earned will be based on the Company’s TSR over the Performance Period, the MPSUs are considered subject to a market condition. Compensation cost is recognized ratably over the Performance Period regardless as to whether the market condition is actually satisfied; however, the compensation cost will reverse if an employee terminates prior to satisfying the requisite service period.

During the nine months ended September 30, 2026, the Company awarded 123,852 MPSUs (2025: 176,481 MPSUs) that had a weighted grant date fair value of $50.70 (2025: $12.53) per MPSU or approximately $6.3 million (2025: $2.2 million) in total. The grant date fair value of MPSUs was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include expected volatilities of the Corporation’s share price and the GDXJ Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MPSUs expected to vest and resultant actual number of common shares expected to be awarded are reflected in the grant date fair values of the various MPSU awards. The per MPSU grant date fair value for the market condition was based on the following variables:

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

Deferred Share Units

The following table summarizes activity for DSUs awarded under the Plan that vest on the date of grant and settle upon the participant’s separation from service:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Outstanding, December 31, 2025	347,258	$4.60
Granted	29,045	27.61
Distributed	—	—
Outstanding, September 30, 2026	376,303	$6.38

Under the Plan, the Company may issue DSUs to non-employee directors. During the three and nine months ended September 30, 2026, 3,895 (September 30, 2025: 2,514) and 29,045 (September 30, 2025: 33,713) share units, respectively, with a grant date fair value of $0.1 million (September 30, 2025: $0.05 million) and $0.8 million (September 30, 2025: $0.3 million) were granted to the non-employee directors and the related compensation expense was charged to general and administration in the consolidated statements of operations.

c.	Share purchase warrants

The following table summarizes activity for share purchase warrants:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2025	4,823,408	$35.59
Outstanding, September 30, 2026	4,823,408	$35.59

As of September 30, 2026, share purchase warrants outstanding and exercisable were 4,823,408, have a weighted average exercise price of $35.59, and have a remaining weighted average life of 1.09 years. See Note 12 regarding extension of share purchase warrants set to expire between October 28, 2026 and December 23, 2026 until April 28, 2027.

7.Reclamation Liabilities

a.Administrative Settlement Agreement and Order on Consent (“ASAOC”)

On January 15, 2021, the Company agreed to an ASAOC. The Company paid $3.0 million in cash collateral for a surety bond related to the ASAOC statement of work in early 2021 and provided $7.5 million in financial assurance for Phase 1 projects under the ASAOC. At September 30, 2026, no further costs were accrued associated with this liability and there were no changes during the nine months ended September 30, 2026 and 2025. See Note 9 below for additional details.

b.Asset Retirement Obligation (“ARO”)

Below is a reconciliation as of September 30, 2026 and 2025 of the ARO for the Project which is included in our estimated costs to reclaim environmental disturbance. The estimated reclamation and closure costs added in 2026 were discounted using a credit adjusted, risk-free interest rate of 7.0% and an inflation rate of 2.7%.

	Nine months ended September 30,
In thousands of U.S. Dollars	2026	2025
Balance at beginning of period	$534	$—
Additions and changes to estimates	2,427	—
Accretion	42	—
Balance at end of period	$3,003	$—

Current portion	$—	$—
Non-current portion	3,003	—
Balance	$3,003	$—

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

During the three and nine months ended September 30, 2026 and 2025, grant income included the following:

In thousands of U.S. Dollars	Three months ended September 30,		Nine months ended September 30,
Government Grant	2026	2025	2026	2025
DPA	$—	$—	$—	$10,003
DOTC	692	3,333	3,137	4,634
Total	$692	$3,333	$3,137	$14,637

At September 30, 2026 and December 31, 2025, grant receivable, which is included in receivables on the consolidated balance sheets, include the following:

In thousands of U.S. Dollars	September 30,	December 31,
Government Grant	2026	2025
DPA	$—	$—
DOTC	692	305
Total	$692	$305

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

During the three and nine months ended September 30, 2026, the Company recorded grant income of $nil (September 30, 2025: $nil) and $nil (September 30, 2025: $10.0 million), respectively, for certain costs incurred. The TIA expired on June 16, 2025. All available funds under the TIA were disbursed and no additional funds are available under the program.

DOW Ordnance Technology Consortium (“DOTC”) Grant: In August 2023, the Company was awarded an Ordnance Technology Initiative Agreement (“OTIA”) of up to $15.5 million under the Prototype Other Transaction Authority of the DOW through the DOTC. In May 2025, the Company was awarded up to $6.9 million in additional funding by the DOTC under the OTIA. In June 2026, the Company was awarded up to $4.7 million in additional funding by the DOTC under the OTIA. The funding objective of the OTIA is to demonstrate a fully domestic antimony trisulfide supply chain using ore from the Project. The OTIA designates funding to the Company to conduct activities to meet this objective, including obtaining additional core samples from the Project site, conducting a pilot plant study to produce mil-spec antimony trisulfide from the samples, designing a full-scale process circuit, and delivering a modular pilot plant for the DOW to use in further investigations. Under the OTIA, the Company will be reimbursed for these activities on a cost-plus fixed fee basis over the period of performance. The current estimated amount is $27.1 million, which is subject to adjustment by the DOW based on scope, costs, budget, or other factors as the program advances. Perpetua will be entitled to reimbursement for all costs incurred under the agreement, with the negotiated fee being 12%. The OTIA contains customary terms and conditions for OTIAs, including ongoing reporting obligations.

During the three and nine months ended September 30, 2026, the Company recorded grant income of $0.7 million (September 30, 2025: $3.3 million), and $3.1 million (September 30, 2025: $4.6 million), respectively, for certain costs incurred and the 12% fee income earned on costs incurred.

9.Commitments and Contingencies

See Note 9 – Commitments and Contingencies to the Consolidated Financial Statements contained in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025, for additional details.

a.	Mining Claim Assessments

The Company currently holds mining claims and mill sites for which it has an annual assessment obligation of $0.3 million to maintain the claims in good standing. The Company is committed to these payments indefinitely.

b.	Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain an option to purchase these properties. As of September 30, 2026, the option payments due on these properties during 2026 are $0.03 million. The agreements include options to extend.

c.	Financial Assurance

In the fourth quarter of 2025, in connection with the conditional Notice to Proceed from the USFS for the Project, which required the Company to post joint construction phase financial assurance agreed to by the USFS, Idaho Department of Lands (“IDL”) and U.S. Army Corps of Engineers (“USACE”), the Company entered into multiple related financial agreements to satisfy the financial assurance requirements necessary to commence construction. The Company’s financial assurance obligations may be adjusted by applicable regulators to reflect changes to reclamation costs as construction proceeds. Financial assurance obligations are also subject to adjustment when the Project transitions to operations. There were no changes in financial assurance during the nine months ended September 30, 2026.

d.	Vendor Deposits - Idaho Power Company

The Company has entered into various agreements with Idaho Power Company (“IPCo”) since the first quarter of 2025 to procure long lead equipment, advance engineering and construction required to increase the electrical capacity for the Project. The Company is responsible for paying relevant costs incurred by IPCo with payment dates and amounts adjusted to reflect specific contracts entered into by IPCo. Changes in the IPCo deposit during the nine months ended September 30, 2026 and 2025 are as follows:

	Nine months ended September 30,
In thousands of U.S. Dollars	2026	2025
Balance at beginning of period	$15,222	$—
Deposits	25,756	18,759
Costs incurred - expense	(27,010)	(10,309)
Balance at end of period	$13,968	$8,450

Current portion	$13,968	$8,450
Non-current portion	—	—
Balance at end of period	$13,968	$8,450

e.	Vendor Deposits - ATCO

In the third quarter of 2025, the Company entered into a camp supply and installation agreement with ATCO Structures & Logistics (USA) Inc. (“ATCO”) for the design, construction and installation of a 1,010-person turnkey camp accommodation and site package. Changes in the ATCO deposit during the nine months ended September 30, 2026 and 2025 are as follows:

	Nine months ended September 30,
In thousands of U.S. Dollars	2026	2025
Balance at beginning of period	$12,350	$—
Deposits	—	13,350
Costs incurred – buildings	(11,465)	(245)
Balance at end of period	$885	$13,105

Current portion	$885	$—
Non-current portion	—	13,105
Balance at end of period	$885	$13,105

f.	Stibnite Foundation

The Stibnite Foundation (“Foundation”) was established in February 2019 to support projects that benefit the communities surrounding the Project and created through the execution of the community agreement (the “Community Agreement”), dated November 30, 2018, by and among PRII and eight communities and counties throughout the West Central Mountains region of Idaho. There were no changes in Foundation payments or commitments during the three or nine months ended September 30, 2026.

g.	Legal Update – CWA and ASAOC

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

On August 8, 2023, the Company and the Nez Perce Tribe filed a final Settlement Agreement (the “Settlement Agreement”) to resolve the Tribe’s CWA claims. The parties jointly asked the court to approve the Settlement Agreement and dismiss the case without prejudice. The Settlement Agreement provides for total payments of $5.0 million by Perpetua over a four-year period. This includes $4.0 million of contributions by Perpetua to the Fund to be used by the Nez Perce Tribe to support water quality improvement projects in the South Fork Salmon River watershed and $1.0 million of reimbursements to the Nez Perce Tribe for legal expenses. Following a 45-day review period by the United States Justice Department and the U.S. EPA, the U.S. District Court for the District of Idaho approved the Stipulation for Dismissal and entered a Judgment on October 2, 2023, which resulted in the CWA lawsuit being dismissed without prejudice. Once Perpetua has satisfied its payment obligations under the Settlement Agreement, the Company anticipates that the parties will submit a stipulation for dismissal with prejudice to the District Court. The Company recognized an expense of $5.0 million during the second quarter of 2023. During the three and nine months ended September 30, 2026, the Company paid $nil (September 30, 2025: $1.0 million), and $nil (September 30, 2025: $1.0 million), respectively, towards this settlement obligation. As of September 30, 2026, CWA settlement payable current portion is $1.0 million with the remaining $1.0 million classified as long-term.

The voluntary ASAOC entered into by the Company, the U.S. EPA, and the USDA required numerous early cleanup actions (referenced as “Phase 1” in the ASAOC) relating to legacy environmental conditions left by other mining companies. The Company began the Phase 1 activities in 2022. As of September 30, 2026, the Company determined it had completed all Phase 1 response actions required by the ASAOC and filed necessary reports (called Removal Action Completion Report (“RACR”) in the ASAOC) with the U.S. EPA and USDA with respect to such completion. Pursuant to the terms of the ASAOC, the Company’s Phase 1 work will not be considered complete until U.S. EPA and USDA have approved the RACR submitted by the Company. As of September 30, 2026, the RACR remains under review by the federal agencies and no further costs were accrued associated with this Phase 1 liability. The ASAOC includes a process under which the Company and the signatory federal agencies will evaluate whether the Company will proceed with additional response actions after federal agencies confirm that the Phase 1 work has been completed in accordance with the ASAOC requirements. The scope of any such potential additional actions following the completion of Phase 1 and their costs have not yet been determined.

h.	Legal Update – NEPA and Ancillary Permit Challenges

Following the USFS’ publication of the ROD and Final Environmental Impact Statement Errata (the “FEIS”) approving the mine plan for the Project, a lawsuit was filed in the U.S. District Court for the District of Idaho against the USFS, USDA and other federal agencies on February 18, 2025, by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process (“Federal Environmental Case”). Among other remedies, the claimants seek to vacate the ROD issued by the USFS, the Final Biological Opinions issued by the U.S. Fish and Wildlife Service and the National Marine Fisheries Service on September 6, 2024, and October 7, 2024, respectively (together, the “Final Biological Opinions”), and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on April 2, 2025. On August 18, 2026, the District Court issued an order generally resolving the Federal Environmental Case in favor of the federal agency defendants and PRII (with limited exceptions as further described below), and plaintiffs thereafter filed an appeal with the U.S. Court of Appeals for the Ninth Circuit. The appeal remains pending.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture, and other federal agencies in the U.S. District Court for the District of Idaho challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Project and alleging violations of NEPA and other federal statutes, regulations, and requirements in the regulatory review and approval process for the Project. Among other remedies, the Tribe seeks to vacate the USFS ROD and other regulatory approvals and to enjoin any further implementation of the Project (“Federal NPT Case”). PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025. All motions and briefs in the Federal NPT Case have been filed, and the District Court has indicated that it intends to schedule oral argument in December 2026 on the pending cross-motions for summary judgement.

On May 8, 2026, the plaintiffs in the Federal Environmental Case filed a motion for a preliminary injunction seeking to delay certain planned construction activities for the Project. The plaintiffs’ motion expressly excluded early works construction activities that were contemplated under the previously agreed stipulations between the plaintiffs and the Company. On May 29, 2026, the District Court issued an order denying the plaintiffs’ motion for a preliminary injunction. The plaintiffs subsequently filed a notice of appeal of the District Court’s order denying the preliminary injunction motion with the U.S. Court of Appeals for the Ninth Circuit and also requested an emergency stay of the District Court’s order pending the appeal. The Ninth Circuit on June 17, 2026 issued an order denying the plaintiffs’ request for a stay. While the appeal proceedings progressed, the District Court on June 24, 2026 heard oral argument on cross-motions for summary judgment on the merits of all the plaintiffs’ claims. The District Court issued its order on August 18, 2026 granting summary judgment in favor of the federal agencies and the Company on all of the plaintiffs’ claims except for one Endangered Species Act (“ESA”) issue. On this ESA matter, the District Court ordered a remand to the U.S. Fish & Wildlife Service (“FWS”) to clarify certain elements of its decision approving the Project, but the District Court did not vacate the decision of the FWS or any of the other federal agency approvals of the Project. The plaintiffs have appealed the District Court’s decision to the U.S. Court of Appeals for the Ninth Circuit. In September, the plaintiffs, the federal agencies, and PRII agreed the plaintiffs would forego seeking an emergency stay in their Ninth Circuit appeal in exchange for the parties’ agreement to request an accelerated appellate briefing schedule. This schedule, which was subsequently approved by the Ninth Circuit, requires all briefs of all parties to be submitted to the Ninth Circuit by January 2027 after which oral argument will be scheduled, likely in the first half of 2027.

As to the merits of the Federal Environmental Case and the Federal NPT Case, the Company believes the USFS ROD and other federal regulatory processes challenged in these lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, the Company cannot predict the outcome or timing of ultimate decisions on the merits, or in any interim proceedings, in the Federal Environmental Case or the Federal NPT Case. There can be no assurance that the Project approvals challenged in those two lawsuits will be upheld upon judicial review or that the Company will be successful in defending against the challenges raised in the two lawsuits.

The Idaho Department of Environmental Quality (“IDEQ”) issued an air permit to construct (“PTC”) for the Project in June 2022. After the permit was issued, certain parties initiated various administrative challenges under state law. After a series of administrative proceedings, including contested case proceedings in 2024 and 2025, the Idaho Board of Environmental Quality (“IBEQ”) on May 27, 2025 issued an order upholding the PTC as issued by IDEQ. The IBEQ on June 27, 2025 denied the petitioners’ motion for reconsideration. Subsequently, the petitioners filed a petition for judicial review in the Idaho state district court for the County of Ada against the IBEQ and IDEQ seeking to set aside the PTC as violative of applicable law and challenging the decisions of the IBEQ upholding the PTC. On July 7, 2026, the court entered an order denying the petitioners’ claims and upholding the PTC in all respects. In August 2026, the petitioners filed an appeal of the state district court’s decision to the Idaho Supreme Court. That appeal remains pending. The Company believes that the IDEQ and the IBEQ properly followed Idaho law in issuing the PTC and that the state district court properly rejected the petitioners’ claims in their lawsuit. However, there can be no assurance that the PTC or the district court’s decision will be upheld upon further judicial review by the Idaho Supreme Court.

i.	Legal Update – Securities Claim

On March 20, 2025, a putative federal class action lawsuit was filed in the U.S. District Court for the District of Idaho against the Company and certain of its officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from April 17, 2024 to February 13, 2025, inclusive. The lawsuit, captioned Barnes et al. v. Perpetua Resources Corp. et al., Case No. 1:25-cv-00160, alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements during the period from April 17, 2024 to February 13, 2025 regarding the Company’s expected capital expenditures for the Project. On June 6, 2025, two new plaintiffs filed a joint stipulation seeking to be appointed co-lead plaintiffs, which was granted by the District Court on June 16, 2025. The plaintiffs filed a first amended complaint on August 15, 2025. The Company and other defendants thereafter filed a motion to dismiss the plaintiffs’ amended complaint on September 30, 2025, and on June 3, 2026, the District Court issued an order granting the motion and dismissing all of the plaintiffs’ claims without prejudice, but also providing the plaintiffs with an opportunity to file an additional amended complaint. On July 24, 2026, the plaintiffs filed a second amended complaint against the Company and previously named officers. The Company and other defendants thereafter filed a motion to dismiss the plaintiffs’ second amended complaint on September 11, 2026. This motion to dismiss remains pending. The Company believes that the claims asserted in the second amended complaint are without merit and intends to continue vigorously defending itself and the named officers. However, in view of the uncertainties inherent in litigation, the Company does not express a judgment as to the outcome of this litigation.

10.Derivative Instruments

The Company may use derivative instruments to manage its exposure to commodity price, interest rate and other market risks. The Company does not use derivatives for trading or speculative purposes. Derivative instruments are recorded at fair value as assets or liabilities on the balance sheet. Unless a derivative is designated and qualifies as a hedge for accounting purposes, changes in its fair value are recognized in earnings in the period in which they occur. The Company also evaluates its contracts for embedded derivatives that must be accounted for separately. Derivatives are classified as current or non-current based on their expected settlement dates.

The Company is exposed to changes in the gold price, which will affect cash flows from future gold sales from the Project. To reduce this risk, the Company purchased put option contracts that set a minimum price on a portion of its anticipated gold production, while keeping the benefit of gold prices above the strike price. The put option contracts were purchased to satisfy requirements under the Company’s proposed loan facility with U.S. EXIM (see Note 1 – Nature of Operations and Basis of Presentation above).

In July and August 2026, the Company purchased various gold put option contracts from JPMorgan Chase Bank, N.A. and Citibank, N.A. covering a total of 158,016 ounces of gold at a strike price of $3,000 per ounce, for total premiums of $28.9 million. The put option contracts expire monthly from January 2031 through December 2031. The put option contracts are cash settled based on the average LBMA PM gold price for each month: if the average price is below the strike price, the counterparty pays the Company the difference for that month’s ounces. The premiums were paid in full at purchase, and the Company has no further payment obligations under the put option contracts.

The Company has not designated the put option contracts as hedging instruments for accounting purposes. The put option contracts are recorded at fair value, and changes in fair value are recognized in earnings. The fair value of the put options is determined using an option pricing model based on observable market inputs, including gold forward prices, gold price volatility, interest rates and time to expiry. The Company obtains valuations from the counterparties and evaluates them for reasonableness by comparing them to independent market data. The put options are classified as Level 2 in the fair value hierarchy.

At September 30, 2026, the fair value of the put option contracts was $20.0 million, included in derivative assets in non-current assets on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2026, the Company recognized unrealized losses of $9.0 million and $9.0 million, respectively, in change in fair value of derivative instruments in other income (expense). The Company held no derivative instruments in 2025.

11.Segment Reporting

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

	For the three months ended September 30,		For the nine months ended September 30,
In thousands of U.S. Dollars	2026	2025	2026	2025
Consulting and labor costs	$4,963	$3,923	$17,474	$9,252
Engineering, procurement, and construction	40,104	22,689	141,777	32,486
Environmental and reclamation	104	36	200	317
Field operations and drilling support	24,097	2,390	56,217	5,273
Legal and sustainability	1,366	542	4,047	1,467
Permitting	3,504	2,547	11,443	7,392
Total Exploration and Pre-Development	$74,138	$32,127	$231,158	$56,187

12.Subsequent Events

a.	Warrant Amendments

On October 26, 2026, the Company amended its outstanding warrants exercisable for an aggregate of 1,607,802 common shares of the Company, of which 1,484,469 common shares are issuable at an exercise price of US$31.46 per share and the remainder at an exercise price of US$38.93 per share (the “Warrants”). The Warrants were originally set to expire between October 28, 2026 and December 23, 2026. The amendment extends the expiry date of each of the Warrants by up to six months from the applicable existing expiry date, to April 28, 2027 (the “Amendment”). Except as described above, all other terms, conditions and rights of the Warrants remain in full force and effect, which were described in the 2025 Annual Report.

b.	DOTC Tungsten Agreement

On October 26, 2026, the Company announced that its subsidiary, PRII, entered into an Ordnance Technology Initiative Agreement through the DOTC (the “October 2026 DOTC grant”). The October 2026 DOTC grant is intended to fund a program to evaluate the technical and economic feasibility of producing tungsten concentrate at the historical Stibnite Mining District. Structured as a cost share program, the initiative provides for a total estimated cost and cost-share of up to approximately $85 million and $45 million, respectively, over a period of performance extending through October 19, 2029. The tungsten program is independent of the Stibnite Gold Project, and accordingly, the tungsten program will need to satisfy environmental review and permitting requirements that are separate from the authorizations that PRII has received for the Project.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025 with our unaudited condensed consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and operations, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Quarterly Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Near Term Outlook and Goals

Perpetua Resources’ vision is to provide the United States with a domestic source of the critical mineral antimony, develop one of the largest and highest-grade open pit gold mines in the country, and restore an abandoned brownfield site. Perpetua Resources’ focus for the remainder of 2026 and early 2027 is on the following:

●	Complete Project financing, including closing senior secured long-term project finance loan from U.S. EXIM, to finance the construction and development of the Project, described in the “Financing Activities” section below;
●	Finalize the remaining state permits for the Project and the USFS approvals necessary for the transmission line upgrades;
●	Advance early works and critical path construction at the Project, including the worker housing facility, Burntlog Route and transmission line upgrades;
●	Advance detailed engineering and contracts for long lead time equipment needed for construction of the process plant and other Project facilities;
●	Commence full construction of the Project following a final investment and construction decision;
●	Advance commercial downstream antimony off-site processing and offtake agreements; and
●	Continue site-wide exploration and testing to further expand the Company’s gold and antimony resources and reserves, and validate potential tungsten opportunities at the Stibnite site to the extent such expansion and other opportunities are beyond the currently permitted scope of the Project, they will be subject to further environmental review and permitting requirements beyond those completed for the Project.

Third Quarter 2026 and Recent Highlights

●	In July 2026, the Company opened a new community resource and visitor information center in Yellow Pine, Idaho.
●	On July 7, 2026, an Idaho state district court upheld the air permit to construct for the Project that was the subject of a judicial appeal filed by certain petitioners that had contested the permit in state administrative proceedings. The state court rejected all claims by the petitioners challenging the air permit issued by IDEQ for the Project.
●	In July 2026, the Company announced commissioning of a mobile modular processing plant in partnership with Idaho National Laboratory to conduct pilot-scale testing of the plant, which is designed to advance development of a secure domestic supply chain for antimony trisulfide.
●	On August 18. 2026, the U.S. District Court for the District of Idaho issued an order granting summary judgment to the United States and PRII on all of the plaintiffs’ claims in the Federal Environmental Case except for one Endangered Species Act (“ESA”) issue. On this ESA matter, the District Court ordered a remand to the U.S. Fish & Wildlife Service (“FWS”) to clarify certain elements of its decision approving the Project, but the District Court did not vacate the decision of the FWS or any of the other federal agency approvals of the Project.
●	In the months of August 2026 and November 2026, the Company reported new high-grade gold and antimony discoveries and identification of a new gold-tungsten zone identified in the Company’s ongoing exploration program.

●	In the months of July and August 2026, the Company purchased put option contracts to mitigate the Company’s exposure to fluctuations in metal prices. In total, the Company paid premiums of $28.9 million for the right, but not an obligation, to sell a total of up to 158,016 ounces of gold from January 2031 through December 2031 at an established put strike price of $3,000 per ounce.
●	In October 2026, the Company was awarded up to $40 million through the U.S. Army’s Defense Ordnance Technology Consortium (“DOTC”) to fund, on a cost-share basis, a program to evaluate the technical and economic feasibility of producing tungsten concentrate at the historical Stibnite Mining District.

Financing Activities

The Company continues to execute its comprehensive plan to finance construction of the Project since it was announced in June 2025.

During the third quarter of 2026, the Company progressed diligence and documentation for the U.S. EXIM Loan under the MMIA approved by the board of U.S. EXIM on May 21, 2026 on the terms described in “Liquidity and Capital Resources–Project Financing from U.S. EXIM” below. The U.S. EXIM Loan will be available upon completion of definitive documentation and satisfaction of customary conditions precedent, which is expected to occur in the first quarter of 2027. The Company continues to work with U.S. EXIM to advance through completion of U.S. EXIM’s due diligence and documentation processes in coordination with the advancement of engineering, procurement, contracting, and construction activities. If the U.S. EXIM Loan is finalized in the amount indicated, the Company would have sufficient capital, together with $443.4 million of unrestricted cash on hand as of September 30, 2026, to finance the estimated direct capital costs of $2,576 million to construct the Project (based on the capital expenditures estimate as of December 31, 2025 in the TRS), as well as financial assurance and certain discretionary corporation and exploration costs. There can be no assurance the terms or amount of such loan will be the same as those approved by the board of U.S. EXIM or that the proposed financing plan will be sufficient for us to construct the Project. The final amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control. See “Item 1A. Risk Factors.”

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

See additional details in the “Liquidity and Capital Resources” section below.

Engineering, Contracting and Construction Activities

Recent contracting, construction and operational readiness activities updates include:

●	Safety Metrics - 494,480 workhours were completed during the nine months ended September 30, 2026 with no reportable spills, no serious injuries, a total reportable incident rate of 2.02 and a lost time incident frequency rate of 0.42.
●	Burntlog Route - Work on Burntlog Route, the year-round access road that will serve the Project, ramped up through the 2026 summer field season. Crews advanced construction along the alignment, including removal of dead timber left by past wildfires ahead of earthworks. Following this initial work, excavators and haul trucks advanced pioneer roadwork, cutting and shaping the road surface and hauling excavated material to designated placement areas. Once complete, Burntlog Route will provide Perpetua with an expanded and upgraded road designed to handle larger loads and equipment.
●	Worker Housing Facility - In late August 2026, the worker housing facility civil works were completed, and foundation installation began in preparation for placement and installation of the camp modules. Treated wood foundations were installed to support the kitchen, dining, and recreation modules, and the metal foundation was installed to support the dormitory buildings and the arctic corridor connecting the facility.
●	Powerline - Working closely with Idaho Power Company, Perpetua is well advanced in procuring key equipment and materials. Long-lead power items such as substations and transformers have also been ordered. Essential items such as power poles and ancillary equipment have been procured and delivered and construction began in October 2026.

Looking ahead, Perpetua will continue to advance critical path work ahead of a final investment and construction decision expected in the first quarter of 2027. This work includes bridge deliveries for Burntlog Route, installation of the worker housing facility, ongoing powerline procurement and construction, and placing orders for long lead time equipment.

Exploration Activities and DOTC Award

On November 4, 2026, the Company provided an update on exploration activities at the Project. The 2026 Exploration Drilling Program is now complete with over 16,000 meters of core drilling across the Project. The program’s objectives included upgrading in-pit and near-pit inferred resources, extending mineralization along strike, testing key underground targets, and following up on discoveries from the 2025-2026 drill program.

On October 26, 2026, the Company announced that its subsidiary, PRII, received the October 2026 DOTC grant. The October 2026 DOTC grant, which will provide $40 million in funding subject to various conditions, is intended to partially fund a program to evaluate the technical and economic feasibility of producing tungsten concentrate at the historical Stibnite Mining District. The DOTC grant requires approximately $45 million in additional funding to be supplied by PRII over a period of performance extending through October 19, 2029. The tungsten grant and matching private funding is intended to support drilling to define a potential tungsten mineral resource, collection of material for laboratory and bench-scale metallurgical testing and permitting and engineering of an exploration decline to access areas of known tungsten mineralization. PRII will design and implement the tungsten exploration program and will match the U.S. Army’s contribution in the joint investment. This tungsten program is independent of the Project, and will require separate environmental review and permitting outside the scope of the currently permitted Project.

In addition to drilling for tungsten under the DOTC award, the Company intends to continue to advance its own ongoing exploration activities as part of the Project in the area underneath the currently permitted Hangar Flats pit. Any activity outside the scope of the currently permitted mine plan will require additional regulatory review and permitting.

NEPA Permitting Activities

On January 3, 2025, the USFS published the ROD and FEIS Errata approving the 2021 Modified Mine Plan for the Project. Per the requirements of the FEIS and ROD, Perpetua was required to, among other things, prepare for USFS review and approval of a Plan of Operations based on the Modified Mine Plan and other plans comprising the suite of Environmental Monitoring and Management Plans. These plans were to incorporate Project updates as well as required mitigation measures, environmental protection measures, financial assurance and design features in this additional documentation. The Company subsequently submitted all required plans for review and approval by USFS.

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

On September 19, 2025, the USFS issued its conditional Notice to Proceed from the USFS for the Project, which stated the Project has satisfied the requirements outlined in the January 2025 ROD necessary to begin construction and that the Project may begin construction conditioned only on the Company posting of the joint construction phase financial assurance agreed to by USFS, IDL and USACE for the Project.

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

Following the USFS’ publication of the ROD and FEIS approving the Modified Mine Plan for the Project, a lawsuit was filed in the U.S. District Court for the District of Idaho against the USFS, USDA and other federal agencies on February 18, 2025, by a number of environmental advocacy groups, including Save the South Fork Salmon, the Idaho Conservation League and other non-governmental organizations, alleging violations of NEPA and other federal laws in the regulatory process (“Federal Environmental Case”). Among other remedies, the claimants seek to vacate the ROD issued by the USFS, the Final Biological Opinions issued by the U.S. Fish and Wildlife Service and the National Marine Fisheries Service on September 6, 2024, and October 7, 2024, respectively (together, the “Final Biological Opinions”), and other Project approvals and to enjoin any further implementation of the Project. PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on April 2, 2025. On August 18, 2026, the District Court issued an order granting summary judgment in favor of the federal agencies and the Company on all of the plaintiffs’ claims except for one Endangered Species Act (“ESA”) issue. On this ESA matter, the District Court ordered a remand to the U.S. Fish & Wildlife Service (“FWS”) to clarify certain elements of its decision approving the Project, but the District Court did not vacate the decision of the FWS or any of the other federal agency approvals of the Project.  The plaintiffs thereafter appealed the District Court’s decision to the U.S. Court of Appeals for the Ninth Circuit. In September, the plaintiffs, the federal agencies, and PRII agreed that the plaintiffs would forego seeking an emergency stay in their Ninth Circuit appeal in exchange for the parties’ agreement to request an accelerated appellate briefing schedule.  This schedule, which was subsequently approved by the Ninth Circuit, requires all briefs of all parties to be submitted to the Ninth Circuit by January 2027 after which oral argument will be scheduled, likely in the first half of 2027.

On August 29, 2025, the Nez Perce Tribe filed a lawsuit against the USFS, United States Department of Agriculture and other federal agencies in the U.S. District Court for the District of Idaho challenging the USFS ROD and other approvals by the USFS and other federal agencies in connection with the Project and alleging violations of NEPA and other federal statutes, regulations, and requirements in the regulatory review and approval process for the Project. Among other remedies, the Tribe seeks to vacate the USFS ROD and other regulatory approvals and to enjoin any further implementation of the Project (“Federal NPT Case”). PRII filed a motion to intervene in this lawsuit, which was granted by the District Court on September 4, 2025. The scheduling order in the Federal NPT Case required all dispositive motions and briefs to be filed by all parties before the end of June 2026. These motions and briefs have been filed. The District Court has indicated that it intends to schedule oral argument in December 2026 on the pending cross-motions for summary judgement. The plaintiffs in this lawsuit have not filed a preliminary injunction motion against any Project-related construction activities. The Company is proceeding with early works and critical path construction activities while the Federal NPT Case advances through the District Court and the appeal of the Federal Environmental Case advances through the Ninth Circuit as described above. These construction activities are described further in the “Engineering, Contracting and Construction Activities” section of this report.

As to the merits of the Federal Environmental Case and the Federal NPT Case, the Company believes the USFS ROD and other federal regulatory processes challenged in these lawsuits were conducted thoroughly and completely by the relevant federal regulatory agencies. However, the Company cannot predict the outcome or timing of ultimate decisions on the merits, or in any interim proceedings, in the Federal Environmental Case or the Federal NPT Case. There can be no assurance that the Project approvals challenged in those two lawsuits will be upheld upon judicial review or that the Company will be successful in defending against the challenges raised in the two lawsuits.

On May 19, 2025, the USACE issued the CWA Section 404 permit for the Project, which included the Compensatory Mitigation Plan. USACE was a part of the review process as a cooperating agency since the Company began the federal NEPA process after filing the CWA Section 404 permit application in 2023. The CWA Section 404 permit was the last remaining federal permit that the Company needed to acquire to advance the Project towards full construction.

Ancillary Permitting Activities

With receipt of all federal permits, the Company is focused on advancing the Project towards full construction, including finalizing the remaining state permits and securing project financing. Recent ancillary permitting updates include:

●	In May 2024, the IDEQ issued its final CWA Section 401 Water Quality Certification for the Project (the “Certification”). In the second quarter of 2024, certain parties initiated a state administrative challenge to the Certification that will require a contested case hearing on certain issues. In March 2025, IDEQ provided a notice of intent to modify its original Certification and issued a final modified Certification on April 10, 2026. Following the issuance of the final modified Certification, the proceedings in the state administrative challenge resumed. All pleadings in the appeal have been filed and the case was argued before the hearing officer on November 4, 2026.
●	IDEQ issued an air permit to construct (“PTC”) for the Project in June 2022. After the permit was issued, certain parties initiated various administrative challenges under state law. After a series of administrative proceedings, including contested case proceedings in 2024-2025, the Idaho Board of Environmental Quality (“IBEQ”) on May 27, 2025 issued an order upholding the PTC as issued by IDEQ. The IBEQ on June 27, 2025 denied the petitioners’ motion for reconsideration. Subsequently, the petitioners filed a petition for judicial review in the Idaho state district court for the County of Ada against the IBEQ and IDEQ seeking to set aside the PTC as violative of applicable law and challenging the decisions of the IBEQ upholding the PTC. On July 7, 2026, the court entered an order denying the petitioners’ claims and upholding the PTC in all respects. In August 2026, the petitioners filed an appeal of the state district court’s decision to the Idaho Supreme Court. The Company believes that the IDEQ and the IBEQ properly followed Idaho law in issuing the PTC and that the state district court properly rejected the petitioners’ claims in their lawsuit. However, there can be no assurance that the PTC or the district court’s decision will be upheld upon further judicial review by the Idaho Supreme Court.
●	On March 31, 2025, the IDEQ issued the final cyanidation permit approving the tailing storage facility and water quality monitoring plan, which was the first phase of the cyanidation facility. On May 20, 2026, IDEQ issued the second phase cyanidation permit, which generally involves grinding and flotation circuits within the ore processing plant. The Company anticipates filing a third phase cyanidation permit application, which will include the pressure oxidation facilities, during the fourth quarter of 2026.
●	On January 30, 2026, the IDEQ issued an IPDES individual industrial wastewater discharge permit for the Project. In February 2026, certain parties initiated an administrative petition for review with IDEQ challenging this permit under state law. Pursuant to applicable Idaho IPDES regulations, IDEQ has issued an automatic stay of this IPDES permit and its terms and conditions until final agency action on the petition to review. All pleadings in the appeal have been filed and the case was argued before the hearing officer on November 10, 2026. Under the applicable IDEQ regulations, the automatic stay will remain in place until the hearing officer rules on the petitioners’ appeal.
●	On July 8, 2026, IDEQ released a draft IPDES sanitary wastewater discharge permit for the Project for public comment. The public comment period ended on August 7, 2026. The Company anticipates the final sanitary wastewater permit will be issued by IDEQ in the fourth quarter of 2026.

Previously submitted applications for certain regulatory approvals are continuing through the applicable administrative review processes. These include the Company’s applications to IDEQ for certain drinking water permits and for an IPDES sanitary wastewater discharge permit and the IDEQ’s modification of the Clean Water Act Section 401 Certification described above. Requests for IDEQ approval of final construction designs for the industrial wastewater discharge plant, the sanitary wastewater discharge plant, and the drinking water system are also proceeding through the IDEQ review process and are expected to be approved by IDEQ in the first half of 2027.

While the Company believes the regulatory processes in respect of the Project have been conducted thoroughly and completely by the relevant regulatory agencies, there can be no assurance that the challenged Project approvals will be upheld upon administrative or judicial review or that such proceedings will be resolved in a timely manner. Also, the timing with respect to the decisions that will be issued in these legal challenges is uncertain. There also can be no assurance that any requested injunctive or other interim relief will be denied. The Company believes that the lawsuits and administrative cases in respect of the Project are without merit and the Company intends to continue vigorously opposing claims challenging the Project. The Company, however, cannot predict the outcomes of the lawsuits and administrative cases. If the requested relief is granted, it could delay or restrict further implementation of the Project.

Results of Operations

Three and nine months ended September 30, 2026 compared to three and nine months ended September 30, 2025

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands of U.S. Dollars)	2026	2025	2026	2025
EXPENSES
Exploration and pre-development	$74,138	$32,127	$231,158	$56,187
General and administration	2,075	1,575	7,919	4,154
Depreciation	176	36	454	99
OPERATING LOSS	76,389	33,738	239,531	60,440

OTHER (INCOME) EXPENSES
Grant income	(692)	(3,333)	(3,137)	(14,637)
Interest income	(5,510)	(4,673)	(20,032)	(5,815)
Unrealized loss on derivative instruments	8,952	—	8,952	—
Other (income) expenses, net	29	24	22	(1)
Total other (income) expenses, net	2,779	(7,982)	(14,195)	(20,453)

NET LOSS	$79,168	$25,756	$225,336	$39,987

Net Loss

Net loss for the three months ended September 30, 2026 was $79.2 million compared with a net loss of $25.8 million for the three months ended September 30, 2025. This $53.4 million increase compared to the prior year period was primarily attributable to a $42.0 million increase in exploration and pre-development expense to advance critical path work prior to development costs meeting the criteria for capitalization.

Net loss for the nine months ended September 30, 2026 was $225.3 million compared with a net loss of $40.0 million for the nine months ended September 30, 2025. This $185.3 million increase compared to the prior year period was primarily attributable to a $175.0 million increase in exploration and pre-development expense to advance critical path work prior to development costs meeting the criteria for capitalization.

Exploration and Pre-Development

This expense relates to exploration and pre-development expenditures related to the Project, including project staffing, engineering, procurement, construction, field operations, permitting, environmental, legal and sustainability costs. Exploration and pre-development expenses during the three and nine months ended September 30, 2026 were $74.1 million and $231.2 million, respectively, which was higher than both 2025 comparative periods, primarily due to an increase in spend following financings, financial assurance posting and commencement of early works construction. See additional details in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
In thousands of U.S. Dollars	2026	2025	2026	2025
Consulting and labor costs	$4,963	$3,923	$17,474	$9,252
Engineering, procurement, and construction	40,104	22,689	141,777	32,486
Environmental and reclamation	104	36	200	317
Field operations and drilling support	24,097	2,390	56,217	5,273
Legal and sustainability	1,366	542	4,047	1,467
Permitting	3,504	2,547	11,443	7,392
Total Exploration and Pre-Development	$74,138	$32,127	$231,158	$56,187

General and Administration

These expenses include corporate salaries and benefits, director fees, professional fees, shareholder and regulatory, and other operating expenses. General and administrative expenses for the three and nine months ended September 30, 2026 were $2.1 million and $7.9 million, respectively, which was more than both 2025 comparative periods, primarily due to higher short term incentive payments approved by the Board of Directors to recognize milestones achieved, increased costs for the TRS, Form S-3 and Form S-8 filed in the first quarter of 2026, and increased costs for the updated equity incentive plan and other customary corporate governance matters.

Grant Income

This income is from funding grants awarded to the Company from the DOW to study the domestic production of military-grade antimony trisulfide and to complete environmental and engineering studies necessary to obtain a FEIS, a ROD and other ancillary permits to sustain the domestic production of antimony trisulfide capability for defense energetic materials. Grant income for the three and nine months ended September 30, 2026 was $0.7 million and $3.1 million, respectively, which was lower than both 2025 comparable periods due to the DPA funding being exhausted in May 2025.

Interest Income

This income results from interest received on the Company’s cash balances. Interest income for the three and nine months ended September 30, 2026 was $5.5 million and $20.0 million, respectively, which was higher than both 2025 comparable periods due to higher average cash balances.

Liquidity and Capital Resources

Capital resources of Perpetua Resources consist primarily of cash and liquid short-term investments. As of September 30, 2026, Perpetua Resources had $443.4 million in cash and cash equivalents, $61.4 million in restricted cash equivalents, $3.2 million in receivables, $5.2 million in prepaid expenses, $14.9 million in current deposits, and $38.2 million in trade and other payables. See additional discussion in “Capital Resources” section below.

The Company’s short-term liquidity needs include costs related to ongoing permitting, financial assurance, engineering, project financing, general corporate and administrative costs as the Company prepares for a final investment and construction decision for the Project in the first quarter of 2027, as well as certain early works and critical path construction activities and down payments on long-lead items approved for early investment. Short-term liquidity needs also include financial obligations under the various contracts entered into for construction work described above as early works and critical path construction activities, including the IPCo contracts, the ATCO contract and other vendor obligations described in the “Commitments” section below. The Company expects to finance these costs using cash on hand and, when available, funds available from the U.S. EXIM Loan.

Long-term liquidity requirements will require project financing to fund the capital costs to develop the Project, which was estimated to be approximately $2,576 million as of December 31, 2025, according to the TRS, and to fund reclamation financial assurance, debt service and other discretionary corporate and exploration costs. See additional discussion in the “Liquidity” section below.

Capital Resources

From June through December 2025, the Company raised $862 million in aggregate gross proceeds from several equity offerings. The proceeds of these offerings are being, and are expected to be used to fund engineering, construction, procurement, financial assurance and other costs as part of the equity requirements for the proposed U.S. EXIM financing, with additional funds, if any, intended to support exploration and pre-development activities, working capital and general corporate purposes.

Project Financing from U.S. EXIM

On May 21, 2026, the board of U.S. EXIM unanimously approved a $2.9 billion senior secured long-term loan (“U.S. EXIM Loan”) under the Make More in America Initiative (“MMIA”) to support the development of the Project. U.S. EXIM’s approval came after extensive technical, financial, environmental and social due diligence and a 25-day notice period to Congress. The U.S. EXIM Loan will be available upon completion of definitive documentation and satisfaction of customary conditions precedent, which is expected to occur in the first quarter of 2027. The U.S. EXIM Loan is to be structured as a 13-year senior secured credit facility of $2.9 billion, consisting of an upfront facility of $2.4 billion with the remainder to cover capitalized interest during construction and U.S. EXIM’s exposure fee. Interest on the U.S. EXIM Loan is to be set at the applicable long-dated U.S. Treasury bond rate plus 100 basis points and will be fixed at the time of the first drawdown. Scheduled repayments are anticipated to commence in 2030. There can be no assurance the terms or amount of such loan will be the same as those approved by the board of U.S. EXIM or that the proposed financing plan will be sufficient for us to construct the Project. Perpetua continues to work with U.S. EXIM to advance through completion of U.S. EXIM’s due diligence and documentation processes. The final amount and timing of such funding from U.S. EXIM, if any, is uncertain and subject to conditions outside the Company’s control.

Government Funding

The Company has been awarded government grants by the DOW. Since December 2022, the Company has received $59.2 million in funding under the TIA under Title III of the DPA. The TIA expired on June 16, 2025, and no additional funds are available under the program. The Company also has an ongoing contract under an OTIA with the DOW through DOTC for up to $27.1 million to demonstrate a mobile antimony trisulfide processing plant using ore from the Stibnite Gold Project. This plant would help demonstrate the feasibility of a fully domestic antimony supply chain. See Note 8 – Government Grants to the Condensed Interim Consolidated Financial Statements for additional information regarding these grants.

In October 2026, the Company was awarded $40 million in matching funds through DOTC to support tungsten drilling, sampling, metallurgical analysis, and resource evaluation activities at the Company’s properties. The initial 18-month phase is expected to cost approximately $18.0 million and be shared equally between the Company and the DOTC. See “Exploration Activities and DOTC Award for Tungsten” above for additional information regarding this grant.

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

Option Payments on Other Properties

The Company is obligated to make option payments on mineral properties in order to maintain the option to purchase these properties. As of September 30, 2026, the option payments due on these properties during 2026 are $0.03 million. The agreements include options to extend.

Financial Assurance

In the fourth quarter of 2025, in connection with the conditional Notice to Proceed from the USFS for the Project, which required the Company to post joint construction phase financial assurance agreed to by the USFS, IDL and the USACE, the Company entered into multiple related financial agreements to satisfy the financial assurance requirements necessary to commence construction. The Company’s financial assurance obligations may be adjusted by applicable regulators to reflect changes to reclamation costs as construction proceeds. Financial assurance obligations are also subject to adjustment when the Project transitions to operations. Any increased financial assurance obligations are expected to be financed using cash on hand, the project financing loan or other available sources of capital.

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

Vendor Deposits - Idaho Power Company

The Company has entered into agreements with Idaho Power Company (“IPCo”) since the first quarter of 2025 to procure long lead equipment and advance engineering and construction required to increase the electrical capacity to the plant. The Company is responsible for paying relevant costs incurred by IPCo with payment dates and amounts adjusted to reflect specific contracts entered into by IPCo.

Vendor Deposits - ATCO

In the third quarter of 2025, the Company entered into a camp supply and installation agreement with ATCO Structures & Logistics (USA) Inc. (“ATCO”) for the design, construction and installation of a 1,010-person turnkey camp accommodation and site package. Remaining payments are expected to be made monthly through April 2027.

Vendor Deposits – Other

In addition to the vendor agreements discussed above, the Company enters into certain other agreements related to long-lead equipment, infrastructure and services related to the development of the Project. The majority of these agreements are under limited notices to proceed, not to exceed, or similar contract forms to control costs and provide the ability to cancel with certain costs ahead of a final investment and construction decision expected in the first quarter of 2027.

Stibnite Foundation

The Stibnite Foundation (“Foundation”) was established in February 2019 to support projects that benefit the communities surrounding the Project and created through the execution of the community agreement (the “Community Agreement”), dated November 30, 2018, by and among PRII and eight communities and counties throughout the West Central Mountains region of Idaho.

Liquidity

In September 2026, the Board of Directors approved a budget for the fourth quarter of 2026 to continue the progress made to date on permits, financing, and early works and critical path construction activities. This budget includes expenditures related to early works construction activities that commenced in the fall of 2025 following receipt of necessary permits and approvals. Our anticipated expenditures for the fourth quarter of 2026 are approximately $198 million which includes $89 million for detailed engineering, design, and construction, $47 million for down payments on long lead time equipment, $36 million for field operations and other project capital costs, $4 million for exploration, $9 million for permit compliance, legal and other project operation costs, $7 million for EXIM costs, and $6 million for corporate costs. The majority of these costs are expected to be incurred prior to closing of the U.S. EXIM Loan (if successful) and final investment and construction decision. Board approved costs are expected to be funded from cash on hand and are subject to change due to various factors such as cost overruns, litigation, weather events, or other unbudgeted events. The Board expects to approve the budget for the first quarter of 2027 during the fourth quarter of 2026. The long-term budget for construction of the Project will be approved in connection with completion of the project financing and final investment and construction decision expected in the first quarter of 2027. The Company believes it has sufficient cash on hand to cover expenses incurred and expected to be incurred until the final investment and construction decision and has flexibility to adjust planned activities through the next twelve months based on available funds if the project financing is delayed.

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

We believe our Project financing plans will be successful, although there can be no assurance that the Company will successfully complete all of its contemplated plans because these plans are not entirely within our control as of the date hereof. As such, Perpetua remains open to strategic funding opportunities that support Perpetua’s overall financing and development goals for the Project, which may include the issuance of additional equity, new debt, or project specific debt; government funding; offtake, royalty or streaming arrangements; and/or other financing or strategic opportunities. The future receipt of potential funding from these and/or other means cannot be considered certain at this time. In the event funding for the Project is not available in the amounts or at the times anticipated, the Company may defer certain activities to ensure available cash resources are sufficient to satisfy the Company’s anticipated expenses until such full project financing is in place.

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

Off-Balance Sheet Arrangements

As at September 30, 2026, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

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

As disclosed in Note 10 – Derivative Instruments to the Condensed Interim Consolidated Financial Statements above, in July and August 2026, the Company purchased various gold put option contracts to provide downside price protection for a portion of our forecasted gold production. A hypothetical 10.0% increase or decrease in the market price of gold would be expected to result in a corresponding change in the fair value of gold-linked derivative instruments and in the value of the related underlying forecasted exposures. While our hedging activities are intended to mitigate a portion of our exposure to declines in gold prices, they do not eliminate commodity price risk.

Foreign Currency Exchange Rate Risk

We operate in both the U.S. and Canada. Foreign currency exposure relates to transactions in currencies other than the functional currencies of our operations. We raise funds in U.S. dollars, incur expenditures substantially in U.S. dollars, and hold cash substantially in U.S. dollars. As of September 30, 2026, our most significant foreign currency exposures were between the U.S. Dollar and the Canadian Dollar, primarily on corporate general and administrative costs incurred in Canada.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, please refer to Note 9 – Commitments and Contingencies to the Condensed Interim Consolidated Financial Statements above and “NEPA Permitting Activities” and “Ancillary Permitting Activities” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations above in this Quarterly Report.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2025 Annual Report and Quarterly Report on Form 10-Q for periods ended March 31, 2026 and June 30, 2026, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. Except for the below and as disclosed in our Quarterly Reports on Form 10-Q for periods ended March 31, 2026 and June 30, 2026, there have been no material changes in our risk factors previously disclosed in our 2025 Annual Report.

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

As part of our previously announced, comprehensive financing plan for the Project, on May 21, 2026, the board of U.S. EXIM unanimously approved a $2.9 billion senior secured long-term loan (“U.S. EXIM Loan”) under the Make More in America Initiative (“MMIA”) program to support the development of the Project. Closing of the U.S. EXIM Loan is subject to completion of definitive documentation and satisfaction of customary conditions precedent, which is expected to occur in the first quarter of 2027. There can be no assurance that we will be able to successfully negotiate definitive loan documents to close the loan or that, if closed, any funding provided by U.S. EXIM will be sufficient for us to construct the Project. If the U.S. EXIM Loan is delayed, is not available in the amounts or on the terms expected, or if the conditions to draw funding are not satisfied, we may not be able to fund the construction of the Project as planned, and would need to seek alternative sources of financing, which may not be available or may be available only on unfavorable terms. If we are able to successfully obtain financing from U.S. EXIM or another lender, the cost and terms of such financing may significantly reduce the expected benefits from development of the Project or render such development uneconomic, including by imposing restrictive covenants; limiting our ability to control certain property or development decisions; the loss of certain economic benefits of our property; or dilution to existing shareholders resulting from additional equity financing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. During the nine months ended September 30, 2026, the Company and its subsidiaries were not subject to any enforcement activity by MSHA and have no citations to disclose under the Mine Act.

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

Date: November 13, 2026	PERPETUA RESOURCES CORP.

	By:	/s/ Jonathan Cherry
	Name:	Jonathan Cherry
	Title:	President, Chief Executive Officer and Director